Form 10-K
period 2013-12-31
LSI CORP
filed 2014-02-26
CIK 703360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $3.9 billion, based on the reported last sale price on The NASDAQ Stock Market of such equity on the last business day of the fiscal quarter ending on such date.

As of February 19, 2014, 558,329,719 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the registrant’s proxy statement to be filed pursuant to Regulation 14A, with respect to the registrant’s 2014 annual meeting of stockholders.

LSI Corporation

Form 10-K

For the Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar words are intended to identify forward-looking statements. Although we believe our expectations are based on reasonable assumptions, our actual results could differ materially from those projected in the forward-looking statements. Factors which could cause actual results to differ materially from those projected or contemplated in any such forward-looking statements include, but are not limited to, the following factors: (1) the risk that the conditions to the proposed transactions contemplated by the Agreement and Plan of Merger, by and among us, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., and Leopold Merger Sub, Inc., pursuant to which, subject to certain conditions, Leopold Merger Sub will merge with and into us, are not satisfied (including a failure of our stockholders to approve, on a timely basis or otherwise, the merger and the risk that regulatory approvals required for the merger, including clearance from the Committee on Foreign Investment in the United States, are not obtained, on a timely basis or otherwise, or are obtained subject to conditions that are not anticipated);

(2) litigation relating to the merger; (3) uncertainties as to the timing of the consummation of the merger and the ability of each of us and Avago to consummate the merger; (4) risks that the proposed transaction disrupts our current plans and operations; (5) our ability to retain and hire key personnel; (6) competitive responses to the proposed merger; (7) unexpected costs, charges or expenses resulting from the merger; (8) the failure by Avago to obtain the necessary debt financing arrangements set forth in the commitment letters received in connection with the signing of the merger agreement; (9) potential adverse reactions or changes to business relationships resulting from the announcement of the merger; and (10) legislative, regulatory and economic developments. The foregoing review of important factors that could cause actual events to differ from expectations should not be construed as exhaustive and should be read in conjunction with statements that are included herein, including the risk factors included in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We can give no assurance that the conditions to the merger will be satisfied. Except as required by applicable law, we undertake no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Except where otherwise indicated, the statements made in this report are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

LSI, LSI & Design logo, 3ware, Axxia, Fusion-MPT, MegaRAID, Nytro, SandForce, Syncro, TrueStore, Virtual Pipeline and WarpDrive are trademarks or registered trademarks of LSI Corporation. All other brand or product names may be trademarks or registered trademarks of their respective companies.

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

Recent Developments

On December 15, 2013, we entered into an Agreement and Plan of Merger by and among us, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., and Leopold Merger Sub, Inc., providing for the merger of Leopold Merger Sub with and into us, with LSI surviving the merger as an indirect wholly owned subsidiary of Avago. The merger will only be able to be consummated after our stockholders have adopted the merger agreement and following the satisfaction or waiver of a number of conditions set forth in the merger agreement. If the merger is completed, each outstanding share of our common stock (except for shares of common stock held in treasury immediately prior to the effective time of the merger, shares owned by Avago USA or Leopold Merger Sub and shares owned by our stockholders who have properly demanded appraisal rights) will be converted into the right to receive $11.15 in cash, without interest, less any required tax withholding.

The respective obligations of us, Avago USA and Leopold Merger Sub to consummate the merger are subject to the satisfaction or waiver of certain customary conditions, including (i) the adoption of the merger agreement by our stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, (iii) the receipt of affirmative approval or clearance required under the antitrust laws of the People’s Republic of China, the Russian Federation and the Federal Republic of Germany, (iv) the absence of any restraining orders, injunctions or other legal restraints prohibiting or preventing the merger, (v) the accuracy of the representations and warranties of the parties, and (vi) compliance by the parties with their respective obligations under the merger agreement. The obligation of Avago USA and Leopold Merger Sub to consummate the merger is also subject to (i) the absence of any event, change or occurrence that has had, individually or in the aggregate, a material adverse effect on us, as defined and described in the merger agreement, and (ii) either (a) the receipt of written notice by the parties that a determination by the Committee on Foreign Investment in the United States, or CFIUS, has been made that there are no unresolved issues of national security in connection with the transactions contemplated by the merger agreement, or (b) a determination by the President of the United States not to take any action under the Defense Protection Act of 1950.

On January 17, 2014, the Bundeskartellamt (Federal Cartel Office) of the Federal Republic of Germany approved the merger and on January 29, 2014, the Federal Antimonopoly Service of the Russian Federation approved the merger.

Sixteen purported class action complaints have been filed by alleged stockholders of LSI against us, our individual directors, and, in fifteen of the cases, against Avago. Nine lawsuits were filed in the Delaware Court of Chancery and the seven other lawsuits were filed in the Superior Court of the State of California, County of Santa Clara. The Delaware Court of Chancery has entered an order consolidating the Delaware actions into a single action. These actions generally allege that the members of our board of directors breached their fiduciary duties in connection with the merger because the merger was not in the best interest of the company, the merger consideration is unfair, and certain other terms of the merger agreement are unfair. Among other remedies, the lawsuits seek to enjoin the merger, or in the event that an injunction is not entered and the merger closes, to rescind the merger or obtain unspecified money damages, costs and attorneys’ fees. We and our board of directors believe these claims are entirely without merit, and intend to vigorously defend these actions.

We expect to close the merger during the first half of 2014. Following completion of the merger, we will become a wholly owned subsidiary of Avago, our common stock will be delisted from The NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934, and as such, we will no longer file periodic reports with the Securities and Exchange Commission.

Company Information

We were incorporated in California on November 6, 1980 and reincorporated in Delaware on June 11, 1987.

We maintain an Internet website at www.lsi.com. We make available free of charge on our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You can read any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at (800) 732-0330. Information on our website is not incorporated by reference into this report.

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

Our storage product portfolio includes:

•

hard disk, solid state and tape drive solutions, which enable the reading and writing of digital data to and from the storage media such as the platter in a hard disk drive or the flash memory cell in a solid state drive;

•	server and storage connectivity solutions, which facilitate secured data transfers between host systems such as servers and storage devices; and

•	custom storage solutions that enable high speed storage data communication between servers and external storage systems over a switched storage network such as a fiber channel SAN.

In 2013, 2012 and 2011, we had $1,847 million, $1,994 million and $1,487 million of revenues from sales of our storage semiconductor products representing approximately 77.9%, 79.6% and 72.7% of our total revenues.

Hard Disk and Tape Drive Electronics

We sell integrated circuits for hard disk drives and tape drives that are used to store and retrieve data in personal computers, corporate network servers, archive/back-up devices and consumer electronics products such as digital video recorders, game consoles and external storage devices. A hard disk drive, or HDD, contains physical media, one or more “platters” that store data, a motor that spins the media, drive heads that read data from and write data to the media and electronics that process the data and control the disk drive. Tape drives store data on magnetic tape and provide a high-capacity, cost-effective tiered data storage back-up solution.

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

In 2013, we introduced our TrueStore PA5200 series of preamplifiers that enable HDD designers to increase areal density, delivering greater storage within each square inch of disk surface. The superior noise performance of the PA5200 provides signal-to-noise ratio gains that can be leveraged by HDD manufacturers to achieve greater manufacturing yield resulting in lower manufacturing costs. In addition, these preamplifiers are designed such that a common chip can be deployed by HDD manufacturers across all major hard disk applications leading to lower development costs, simplified inventory management and accelerated time-to-market.

Flash Storage Applications

Flash, or solid state memory, stores data in non-volatile semiconductors that retain data even when power is switched off. Storage devices using flash memory can typically store and retrieve data faster than hard disk drives, but cost more than hard disk drives with the same capacity. As a result of its speed advantage, flash-based storage has become a fast growing storage medium, especially for applications that can benefit from very fast access to data such as mission critical enterprise applications, as well as consumer products such as laptops. We address this market opportunity with custom and standard product flash storage processors as well as PCIe based flash adapters.

Flash Storage Processors.    A solid state drive, or SSD, stores data in flash memory instead of on a hard disk, providing high speed access to the data. Flash storage processors manage the underlying flash memory in SSDs, performing critical functions such as reading and writing data to and from the flash memory and performing error correction, wear leveling and bad block management.

In 2013, we introduced our third generation flash storage processors, the LSI SandForce SF3700 flash controller family. The SF3700 family supports both native PCIe and SATA host interfaces in a single device. This capability simplifies SSD designs and helps to significantly reduce development and manufacturing costs for SSD developers, as well as offering a solution that is three times faster than prior SATA-based solutions.

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

Our Nytro™ family of products expands upon our existing PCIe-based solution and allows us to offer a full range of enterprise application acceleration solutions. The Nytro family adds caching and RAID, or redundant array of independent disk, protection to our WarpDrive® offerings, making it the first product to incorporate flash memory onto an industry standard RAID adapter board. These products address high capacity flash used for primary storage where the entire application resides in flash. Nytro XD addresses mid-capacity flash with seamless caching and acceleration in shared storage environments where primary storage remains on low cost

HDDs and our caching software identifies and stores frequently used data onto flash. Nytro MegaRAID® addresses low capacity flash in lower cost direct attached storage environments where primary storage consists of RAID protected hard disks directly connected to a server and onboard caching software identifies and stores frequently used data onto flash.

In 2013, we extended our Nytro portfolio of PCIe flash cards to include the Nytro XP6200 series, targeted at the large and fast growing hyperscale cloud datacenter market segment. The Nytro XP6200 series provides hyperscale cloud datacenters with accelerated performance for read-intensive applications, optimized power and heat dissipation, and an overall lower cost per gigabyte PCIe flash solution. The Nytro XP6200 series requires up to 30 percent less power than existing Nytro flash cards.

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

Server Storage Semiconductor Products.    Our product line includes integrated circuits such as input/output controllers and RAID-on-Chip integrated circuits, or ROCs, that support the SAS, SATA and PCIe protocol standards combined with our Fusion-MPT™ firmware and drivers to form intelligent storage interface solutions primarily for server, workstation and storage systems motherboard applications. Additionally, our product line includes SAS and SATA bus expander integrated circuits, SAS switches and disk drive bridging or interposer circuits used primarily in storage systems. The majority of our SAS products in production during 2013 supported the 3 and 6 gigabits per second SAS standards.

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

Our Syncro™ products are designed to allow multiple servers to share storage. Our Syncro CS offerings provide small and medium size enterprises with redundancy for mission critical applications by allowing servers to share storage, allowing increased application uptime and availability without the cost and complexity of traditional high availability solutions. In 2013, we started Syncro shipments to our channel and OEM customers.

In 2013, we introduced RAID-on-Chip solutions, I/O controller solutions, host bus adapters and expanders based on the next generation of SAS technology, 12 gigabits per second SAS, which is designed to enable double the data transfer rate of six gigabits per second SAS technology.

Custom Storage Solutions

We also offer custom solutions to customers who develop Fibre Channel and Fibre Channel over Ethernet SAN switches and host bus adapters, storage systems, hard disk drives and tape peripherals. We have developed a full portfolio of high-speed interface intellectual property that we combine with our customers’ intellectual property to form custom solutions that provide a connection to the SAN, memory systems and host buses. Using these pre-verified interfaces, we believe our customers can reduce development risk and achieve quicker time to market. Our intellectual property offerings include high performance SerDes cores supporting Fibre Channel, SAS, SATA, 10-Gigabit Ethernet, Gigabit Ethernet, Infiniband®, SAS, Serial RapidIO® and PCIe industry standards and a family of high-performance Fibre Channel, Ethernet, RapidIO, PCIe, SAS and SATA protocol controllers. In 2013, we introduced our next generation of SerDes technology, our 28-Gigabit SerDes transceiver, which can support serial data rates up to 28 gigabits per second. This solution will enable next-generation datacenters to keep up with networking workload demands at an affordable cost.

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

We design and sell enterprise networking devices for applications such as Ethernet switches and routers. Our networking portfolio also includes solutions for multi-service wired and wireless access systems found in carrier networks, as well as solutions typically used in small office, home office and small-to-medium business applications. Our networking solutions include communication processors, network processors, media processors, content-inspection processors and physical layer devices, as well as software tools and segment specific applications, evaluation systems and reference designs.

We offer both custom and standard networking product solutions to meet the needs of our customers. Our custom networking products are developed for a specific application defined by the customer while our standard networking products are developed for market applications that we define and then sell to multiple customers.

In 2013, 2012 and 2011, we had $398 million, $407 million and $454 million of revenues from sales of our networking semiconductor products representing approximately 16.8%, 16.2% and 22.2% of our total revenues.

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

Communication processors in our Axxia® family of products provide packet processing, traffic management, deep packet inspection and security capabilities, and is aimed at wireless network access systems and enterprise gateways. We offer Axxia products with different price-points and throughput capabilities to meet various carrier requirements. We offer network processors that can be used in a variety of locations in a carrier’s network, from low-bandwidth locations, such as between an end-customer and the carrier’s central office, to high-bandwidth locations such as the core of the carrier’s network.

In 2013, we introduced two new Axxia communications processor product families, the Axxia 4500 and the Axxia 5500 series communication processors, both incorporating low power ARM cores. The Axxia 4500 series of products is our first ARM technology-based communication processor family designed for enterprise and datacenter networking applications as well as evolving Software Defined Networks. By combining LSI networking accelerators and Virtual Pipeline™ technology with ARM’s power-efficient cores and scalable interconnect, the new Axxia processors are specifically designed to address the performance challenges facing next-generation networks. The Axxia 5500 product family of communication processors is designed to accelerate performance and increase power efficiency for multi-radio base stations and 4G/LTE-capable wireless networks. The Axxia 5500 product family is the first processor family to combine 16 ARM cores with our specialized networking accelerators to optimize performance and power efficiency. The Axxia 5500 product family allows networking service providers enhanced intelligent wireless capabilities through base stations, cell site routers, gateways and mobile backhaul equipment.

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

Our marketing efforts support our OEM customers, as well as our distributors and reseller channels, with programs targeted at developing differentiated go-to-market strategies and increasing sales effectiveness. Depending on the nature of our channel customer engagement, our marketing teams offer various levels of assistance in assessing and analyzing the competitive landscape, defining product strategy and roadmaps, developing product positioning and pricing, creating product launch support materials and closing sales. These marketing teams carefully coordinate joint product development and marketing efforts with our customers to ensure that we address and effectively target enterprise requirements. We maintain sales and marketing organizations in the United States and internationally in Canada, China, Germany, Japan, Singapore, Sweden, Taiwan and the United Kingdom.

Customers

In 2013, Seagate Technology accounted for approximately 25% of our total revenues. No other customer accounted for more than 10% of our total revenues in 2013. We currently have a highly concentrated customer base as a result of our strategy to focus our marketing and sales efforts on select, large-volume customers. Our top 10 end customers in 2013, based on revenues, accounted for approximately 63% of our revenues. We typically sell products pursuant to purchase orders that customers can generally cancel, change or defer up to a specified point in time without incurring a significant penalty. While we may have contracts with customers that outline general terms and conditions, we do not typically have contracts that commit our customers to buy specified quantities of products from us. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by these customers could result in substantially lower revenues and could materially harm our business, financial condition and results of operations.

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

Our board-level products incorporate a variety of standard industry components and LSI-designed components, mounted on printed circuit board assemblies. The manufacturing, assembly and test operations for these products are all fully outsourced to third-party suppliers to take advantage of the scale, quality and cost benefits afforded by third-party manufacturing services. Our RAID adapter, Nytro PCIe flash adapter and interposer boards are produced in configurations ranging from bulk packaging of multiple units sold to major server and workstation OEMs, to individual products for indirect channels featuring retail packaging with software media, documentation and interconnect cables. LSI’s adapters are shipped from our third-party suppliers to our worldwide inventory hubs, directly to OEM factories, or to distributors who supply them to a variety of indirect channels in the market.

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

Competition

The semiconductor industry is intensely competitive and characterized by continuing technological change, rapid product obsolescence, evolving industry standards and price erosion. Some of our competitors are larger, diversified companies with substantially greater financial resources than us. Some companies that make products for which we could supply parts have internal product development capability and may choose to develop products internally rather than obtain them from companies such as LSI. We also compete with smaller and emerging companies whose strategy is to sell products into specialized markets or to provide only a portion of the range of products and services that we offer.

We compete with Marvell Technology Group, Ltd., PMC-Sierra, Inc. and Texas Instruments, Inc. with respect to both storage and networking products. With respect to our storage products, we also compete with Fusion-io, Inc. Additional competitors for our networking products include Avago Technologies Limited, Broadcom Corporation, Cavium Networks, Inc., Freescale, Inc. and International Business Machines Corporation.

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

Patents, Trademarks and Licenses

We own or have rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. As of December 31, 2013, we had approximately

11,500 U.S. patents and patent applications and a number of related foreign patents and patent applications. These patents include patents related to the following technologies:

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

Research and Development

Our industry experiences rapid change and we must continually develop new products to remain competitive. Our research and development expenditures were $692 million, $690 million and $576 million for the years ended December 31, 2013, 2012 and 2011, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position with a continuing flow of innovative products and technology.

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

Employees

As of December 31, 2013, we had 5,272 full-time employees.

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

The announcement and pendency of our agreement to be acquired by Avago may have an adverse effect on our business.

Our pending acquisition by Avago could have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the merger. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to potential uncertainty about the direction of our product offerings and the support and service of our products after the merger is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the merger, including:

•	the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the merger agreement;

•	potential adverse effects on our relationships with our current suppliers and other business partners, or those with which we are seeking to establish business relationships;

•

the restrictions imposed on our business and operations pursuant to certain covenants set forth in the merger agreement, which may prevent us from pursuing certain opportunities without Avago’s approval;

•	that we may forego opportunities we might otherwise pursue absent the merger agreement;

•

potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the merger; and

•	the diversion of our employees’ and management’s attention due to activities related to the transactions contemplated by the merger agreement.

We have filed with the Securities and Exchange Commission a preliminary proxy statement and intend to file a definitive proxy statement and other relevant materials in connection with the merger agreement and the merger. The definitive proxy statement will be sent or given to our stockholders. We urge our investors and stockholders to read the proxy statement and the other relevant materials because they contain important information about the merger.

The failure to complete the merger with Avago may adversely affect our business.

The respective obligations of us, Avago USA and Leopold Merger Sub to consummate the merger are subject to the satisfaction or waiver of certain customary conditions, including (i) adoption of the merger agreement by our stockholders, (ii) the expiration or termination of the waiting period under the HSR Act, (iii) the receipt of affirmative approval or clearance required under the antitrust laws of the People’s Republic of China, the Russian Federation and the Federal Republic of Germany, (iv) the absence of any restraining orders, injunctions or other legal restraints prohibiting or preventing the merger, (v) the accuracy of the representations and warranties of the parties, and (vi) compliance by the parties with their respective obligations under the merger agreement. Further, the obligation of Avago USA and Leopold Merger Sub to consummate the merger is also subject to (i) the absence of any event, change or occurrence that has had, individually or in the aggregate, a material adverse effect on us, as defined and described in the merger agreement, and (ii) either (a) the receipt of written notice by the parties that a determination by CFIUS has been made that there are no unresolved issues of national security in connection with the transactions contemplated by the merger agreement, or (b) a determination by the President of the United States not to take any action under the Defense Protection Act of 1950. On January 17, 2014, the Bundeskartellamt (Federal Cartel Office) of the Federal Republic of Germany approved the merger and on January 29, 2014, the Federal Antimonopoly Service of the Russian Federation approved the merger. There is no assurance that the remaining conditions to the merger will be satisfied in a timely manner or at all. Other factors may affect when and whether the merger will occur, such as the failure by Avago to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the signing of the merger agreement. If the proposed merger is not completed, the price per share of our common stock could fall to the extent that the current price of our common stock reflects an assumption that the merger will be completed. Additionally, if the merger is not completed, we may suffer a number of consequences that could adversely affect our business, results of operations and stock price, including the following:

•	we could be required to pay a termination fee of $200 million to Avago USA in certain circumstances described in the merger agreement;

•	we would have incurred significant costs in connection with the merger that we would be unable to recoup;

•	we may be subject to additional legal proceedings related to the merger;

•	the failure to consummate the merger may result in negative publicity and a negative impression of us in the investment community;

•

any disruptions to our business resulting from the announcement and pendency of the merger and from increased competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we may experience a departure of employees.

We depend on a small number of customers. The loss of, or a significant reduction in revenues from, any of these customers would harm our results of operations.

A limited number of customers accounts for a substantial portion of our revenues. In 2013, Seagate, our largest customer, represented approximately 25% of our total revenues, and our 10 largest customers accounted for approximately 63% of our revenues. We typically do not have contracts with our major customers that obligate them to purchase any minimum amount of products from us. Sales to these customers are made pursuant to purchase orders, which typically can be canceled or modified up to a specified point in time, which may be after we have incurred significant costs related to the sale. If any of our key customers reduced significantly or canceled its orders, our business and operating results could be adversely affected. Because many of our semiconductor products are designed for specific customers and have long product design and development cycles, it would be difficult for us to replace revenues from key customers that reduce or cancel their existing orders for these products which may happen if they experience lower than anticipated demand or cancel a program.

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

In 2013, we derived over 38% of our revenues from products for use in hard disk drives. The hard disk drive industry has experienced consolidation over the last few years, resulting in fewer design opportunities and hard disk drive programs and a corresponding increase in the significance of winning or losing any one design or program. For example, following Seagate’s acquisition of Samsung’s storage operations, Seagate adopted Samsung’s 2.5 inch hard disk platform targeted at notebook computers, which does not use our SoCs, and reduced sales of its own notebook solution, which does incorporate our SoCs, adversely affecting our revenues. Additionally, we believe that end users may be purchasing tablet computers, which use flash memory rather than hard disk drives to store data, as a substitute for purchasing a notebook computer containing a hard disk drive. We do not currently provide controllers for flash memory used in tablet computers and further increases in sales of tablet computers could adversely affect our revenues.

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

Some of our products are targeted at relatively new product categories. The market dynamics in these product categories may still be developing and could ultimately develop in ways that harm our business. For example, we sell flash controllers for solid state drives. This market is in the early stages of development and some of our potential customers may elect to design and manufacture their own flash controller products, which could have a negative impact on our revenues from these products. Additionally, the markets for these new product categories may develop more slowly than we anticipate or not at all, which could impact the timing and amount of our revenues.

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

We have defined benefit pension plans under which we are obligated to make future payments to participants. Most benefit accruals under the plans were frozen in 2009. At December 31, 2013, our projected benefit obligations under our pension plans exceeded the value of the assets of those plans by approximately

$335.1 million. U.S. law provides that we must make contributions to the pension plans in 2014 of at least $75.9 million. We expect to be required to make additional contributions to the plans in future years. We may also choose to make additional, voluntary contributions to the plans. Depending on our cash position at the time, contributions to our pension plans could impact our operating flexibility and our financial position.

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

We have engaged, and may in the future engage, in acquisitions and strategic alliances, which may disrupt our business or may not be successful and could harm our business and operating results.

We have made acquisitions of other companies, assets and technologies, and may explore strategic acquisitions that build upon or expand our library of intellectual property, human capital and engineering talent, and that could increase our ability to address the needs of our customers. Acquisitions of high-technology companies have inherent risks. No assurance can be given that our previous acquisitions or future acquisitions will be successful and will not harm our business or operating results, and any future acquisitions which we complete could be viewed negatively by our customers or potential customers, the markets or our stockholders. In addition, if we fail to successfully integrate any acquired companies, products or technologies or to identify and address liabilities associated with an acquired business or assets, our business, revenues and operating results could be adversely affected. We may not successfully evaluate the financial impact of an acquisition transaction, or the time and resources required to integrate a business, product or engineering team. If, for example, we are unable to retain key personnel or are unsuccessful in growing an acquired business, we may not achieve the expected benefits of the acquisition and our financial results may be negatively impacted. In addition, we may make investments in companies, products and technologies through strategic alliances and otherwise. If these investments are not successful, our results of operations may suffer.

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

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. For example, following the announcement of our pending acquisition by Avago our stock price increased. In connection with the merger, we and our officers and directors are the subject of a number of lawsuits that may divert the attention and resources of our management and result in substantial costs. Our stock has also experienced substantial price volatility in the past. This may be a result of quarterly variations in our results of operations, the published expectations of security analysts and announcements by us and our competitors as well as general economic conditions and our stock price may continue to experience substantial volatility. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

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

Critical aspects of our business such as our order management processes, financial and reporting infrastructure, and engineering systems and software are dependent on our information technology systems. We also rely on our technology infrastructure to store, process and transmit proprietary information and sensitive or confidential data, including our and our customers’ intellectual property and trade secrets. Any problems that arise with our information technology systems could impair our ability to process customer orders, ship products, provide services and support to our customers, fulfill contractual obligations, file reports with the Securities and Exchange Commission in a timely manner, and otherwise run our business. Our technology infrastructure or capabilities may be impacted by earthquakes, flooding or other natural disasters, or by other events outside of our control, such as power or Internet outages. Moreover, while our information systems are tested to ensure controls to prevent unauthorized access are in place and working, our information systems have been, and will likely continue to be, subject to attempts by others to gain unauthorized access to our systems, computer viruses or other malicious code, cyber-attacks, or other computer related breaches. While, to date, we have not experienced a material breach of our infrastructure, a material breach of our information systems could result in a disruption to our operations, our inability to run our business, or the misappropriation of our or our customers’ proprietary information. Security breaches of customer or personal data could harm our reputation and lead to significant costs which may not be covered by insurance. We have implemented security procedures such as virus protection software and emergency recovery processes; however, the measures we have implemented may not be sufficient to address all breaches. Implementing additional security measures may be costly or may be disruptive to our business during implementation.

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

We own an office complex in San Jose, California comprising approximately 240,000 square feet of space that we use for our corporate headquarters, administration and engineering offices. We also own an approximately 600,000 square foot office complex in Allentown, Pennsylvania that we use for administration and engineering offices. We have leased out approximately 52,318 square feet of space in that facility to tenants.

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

This information is included in Note 15 (“Commitments, Contingencies and Legal Matters — Legal Matters”) to our financial statements in Item 8 of Part II and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of LSI

Set forth below is information about our executive officers as of the date of filing of this Form 10-K.

Name	Age	Position
Abhijit Y. Talwalkar	49	President and Chief Executive Officer
Gregory L. Huff	44	Chief Technology Officer
Bryon Look	60	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Jean F. Rankin	55	Executive Vice President, General Counsel and Secretary
D. Jeffrey Richardson	49	Executive Vice President and Chief Operating Officer
Gautam Srivastava	41	Senior Vice President, Corporate Marketing and Human Resources

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

Ms. Rankin has been our Executive Vice President, General Counsel and Secretary since 2007. Ms. Rankin joined LSI in 2007, following our acquisition of Agere Systems, a semiconductor company. At Agere, she had been Executive Vice President, General Counsel and Secretary since 2000. Ms. Rankin has served as a member of the board of directors of InterDigital, Inc. since June 2010.

Mr. Richardson has been Executive Vice President and Chief Operating Officer of LSI since April 2011. He was previously the leader of our Semiconductor Solutions Group from January 2009 to April 2011. From April 2007 through January 2009, he led our Network and Storage Products Group, which included our Networking, Custom and Storage Interfaces semiconductor businesses. From September 2005 through April 2007, he was the leader of our Custom Solutions Group, and from June 2005 through September 2005, he led our Corporate Strategy function. From 1992 through June 2005, he held a variety of management positions at Intel, including senior positions from 1999 to 2005. Mr. Richardson served as a member of the board of directors of Volterra Semiconductor Corporation from April 2011 through October 2013.

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

	2013		2012
	High	Low	High	Low
First Quarter	$7.66	$6.51	$9.20	$5.99
Second Quarter	$7.60	$5.99	$8.91	$5.95
Third Quarter	$8.08	$7.09	$8.10	$5.59
Fourth Quarter	$11.04	$7.39	$7.23	$6.26

Our board of directors declared quarterly cash dividends of $0.03 per share payable to holders of our common stock in each of the last two quarters of fiscal year 2013. As a result, cash dividends of $16.5 million were paid in the three months ended December 31, 2013 and a total of $32.8 million were paid in the fiscal year ended December 31, 2013.

As required by the merger agreement relating to our proposed acquisition by Avago, we have discontinued paying a quarterly dividend.

At February 19, 2014, there were 272,217 holders of record of our common stock. We have a greater number of beneficial owners of our stock who own their shares through brokerage firms and other nominees.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P 500 Index and the S&P 500 Semiconductors Index. The graph assumes that a $100 investment was made in our common stock and each of the indices at December 31, 2008, and that dividends, if any, were reinvested in all cases. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013
LSI Corporation	$100	$182.67	$182.07	$180.85	$214.89	$337.61
S&P 500 Index	$100	$126.46	$145.51	$148.59	$172.37	$228.19
S&P 500 Semiconductors Index	$100	$160.98	$179.01	$183.03	$176.77	$240.31

PART II

Item 6.	Selected Financial Data

Five-Year Consolidated Summary

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Revenues	$2,370,229	$2,506,087	$2,043,958	$1,869,654	$1,576,381
Cost of revenues	1,157,952	1,274,222	1,081,494	989,009	942,323

Gross profit	1,212,277	1,231,865	962,464	880,645	634,058
Research and development	692,368	690,294	575,988	562,991	508,657
Selling, general and administrative	343,426	354,923	295,439	279,126	256,908
Restructuring of operations and other items, net	52,403	49,091	23,719	9,201	36,458

Income/(loss) from operations	124,080	137,557	67,318	29,327	(167,965)
Interest expense	—	—	—	(5,601)	(21,931)
Interest income and other, net	13,710	37,711	26,472	13,848	20,272

Income/(loss) from continuing operations before income taxes	137,790	175,268	93,790	37,574	(169,624)
Provision for/(benefit from) income taxes	13,136	(20,960)	3,778	3,170	(109,321)

Income/(loss) from continuing operations	124,654	196,228	90,012	34,404	(60,303)
Income from discontinued operations (including a gain on disposal of $260,066 in 2011), net of tax	—	—	241,479	5,568	12,584

Net income/(loss)	$124,654	$196,228	$331,491	$39,972	$(47,719)

Basic income/(loss) per share:
Income/(loss) from continuing operations	$0.23	$0.35	$0.15	$0.05	$(0.09)
Income from discontinued operations	$—	$—	$0.42	$0.01	$0.02
Net income/(loss)	$0.23	$0.35	$0.57	$0.06	$(0.07)
Diluted income/(loss) per share:
Income/(loss) from continuing operations	$0.22	$0.34	$0.15	$0.05	$(0.09)
Income from discontinued operations	$—	$—	$0.40	$0.01	$0.02
Net income/(loss)	$0.22	$0.34	$0.55	$0.06	$(0.07)
Cash dividends declared per common share	$0.06	$—	$—	$—	$—
Year-end status:
Total assets	$2,361,705	$2,356,165	$2,232,048	$2,424,912	$2,967,930
Long-term obligations	$443,002	$679,647	$712,237	$622,782	$652,441
Stockholders’ equity	$1,435,722	$1,159,624	$1,058,940	$1,317,502	$1,461,104

On January 3, 2012, we completed the acquisition of SandForce, Inc., or SandForce, for total consideration of approximately $346.4 million, net of cash acquired. The results of operations of SandForce and the estimated fair value of assets acquired and liabilities assumed were included in our financial statements from January 3, 2012.

The 2012 benefit from income taxes includes a $42.4 million tax benefit due to the partial release of the valuation allowance resulting from the net deferred tax liabilities arising from the SandForce acquisition. The 2009 benefit from income taxes includes an $81.0 million tax benefit resulting from settlements of tax audits in foreign jurisdictions.

On May 6, 2011, we completed the sale of our external storage systems business to NetApp, Inc., or NetApp, for $480.0 million in cash. We have reported the external storage systems business as discontinued operations in our statements of operations.

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

On December 15, 2013, we entered into a definitive agreement with Avago Technologies Limited, or Avago, and certain of its subsidiaries under which Avago will acquire LSI for $11.15 per share in an all-cash transaction valued at approximately $6.6 billion. The merger is expected to close in the first half of 2014, subject to regulatory approvals in various jurisdictions and satisfaction of customary closing conditions, as well as the approval of our stockholders.

Sixteen purported class action complaints have been filed by alleged stockholders of LSI against us, our individual directors, and, in fifteen of the cases, against Avago. These actions generally allege that the members of our board of directors breached their fiduciary duties in connection with the merger because the merger was not in the best interest of the company, the merger consideration is unfair, and certain other terms of the merger agreement are unfair. Among other remedies, the lawsuits seek to enjoin the merger, or in the event that an injunction is not entered and the merger closes, to rescind the merger or obtain unspecified money damages, costs and attorneys’ fees. We and our board of directors believe these claims are entirely without merit, and intend to vigorously defend these actions.

Our results of operations for 2013, 2012 and 2011 were as follows:

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
	(Dollars in millions, except per share amounts)
Revenues	$2,370.2	$2,506.1	$(135.9)	$2,506.1	$2,044.0	$462.1
Gross profit margin as a percentage of revenues	51.1%	49.2%	1.9%	49.2%	47.1%	2.1%
Net income	$124.7	$196.2	$(71.5)	$196.2	$331.5	$(135.3)
Net income per diluted share	$0.22	$0.34	$(0.12)	$0.34	$0.55	$(0.21)

On January 3, 2012, we acquired SandForce, Inc., a provider of flash storage processors for enterprise and client flash solutions and solid state drives, for total consideration of approximately $346.4 million, net of cash acquired.

On May 6, 2011, we sold our external storage systems business to NetApp, Inc. for $480.0 million in cash. That business sold external storage systems, primarily to original equipment manufacturers, or OEMs, who resold these products to end customers under their own brand name. We have reported the results of that business as discontinued operations in our statements of operations. Our net income in 2011 included a gain from that sale of $260.1 million or $0.43 per diluted share.

We derive the majority of our revenues from sales of products for the hard disk and solid state drive, server and networking equipment end markets, and our revenues depend on market demand for these types of products. We believe that these markets offer us attractive opportunities because of the growing demand to create, store, manage and move digital content efficiently. Our products are sold primarily to OEMs in the storage, server and networking industries. We also sell some of our products through a network of resellers and distributors. The markets in which we operate are highly competitive and our revenues depend on our ability to compete successfully. We face competition not only from makers of products similar to ours, but also from competing technologies.

Our board of directors authorized a stock repurchase program of up to $500.0 million on August 1, 2012. During 2013, we repurchased 22.8 million shares for $163.5 million under this program. As of December 31, 2013, $315.1 million remained available for stock repurchases. During 2013, we declared and paid cash dividends of $0.06 per common share, or $32.8 million in total, on our outstanding common stock. In connection with the merger agreement entered into with Avago, we have discontinued share repurchases and our quarterly dividend.

We ended 2013 with cash and cash equivalents, together with short-term investments, of $809.8 million, compared to $676.0 million at the end of 2012.

In early 2012, our sales of semiconductors for hard disk drives benefited as the hard disk drive industry recovered from the impact of flooding that occurred in Thailand in late 2011. Sales of desktop and notebook computers declined in 2013 compared to 2012, and we expect the year over year decline in personal computer sales to continue in the near term, affecting sales of hard disk and solid state drives and our revenues from semiconductors for hard disk and solid state drives. We also believe that global economic conditions remain uncertain resulting in reduced spending on information technology products in general, which is also affecting our revenues.

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

RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,		$ Change	% Change	Year Ended December 31,		$ Change	% Change
	2013	2012			2012	2011
	(Dollars in millions)
Revenues	$2,370.2	$2,506.1	$(135.9)	(5.4)%	$2,506.1	$2,044.0	$462.1	22.6%

The decrease in revenues in 2013 as compared to 2012 reflected lower unit sales of semiconductors used in hard disk drives and our older networking products in 2013. Revenues in 2012 reflected temporarily higher unit sales of semiconductors used in hard disk drives as a result of the recovery from the Thailand flooding. These decreases were partially offset by increased unit sales from the ramping of flash memory-based storage products and a $19.7 million increase in intellectual property licensing revenues in 2013.

The increase in revenues in 2012 as compared to 2011 was driven by higher unit sales of semiconductors used in storage applications and the ramping of new products to existing customers. Sales of semiconductors used in hard disk drives benefited in 2012 as a result of the recovery from the Thailand flooding. The increase also reflects $159.7 million of revenues from flash storage processors as a result of the acquisition of SandForce. These increases were offset in part by a decrease in unit sales of legacy networking products.

Significant Customers:

The following table provides information about sales to Seagate Technology, which was our only customer that accounted for 10% or more of our revenues in each of 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Percentage of revenues	25%	31%	25%

Revenues by Geography:

The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for our products.

	Year Ended December 31,		$ Change	% Change	Year Ended December 31,		$ Change	% Change
	2013	2012			2012	2011
	(Dollars in millions)
North America*	$622.0	$635.9	$(13.9)	(2.2)%	$635.9	$520.2	$115.7	22.2%
Asia:
China (including Hong Kong)	643.8	788.1			788.1	569.7
Singapore	265.0	306.0			306.0	256.8
Taiwan	287.6	290.3			290.3	272.1
Other	346.0	300.7			300.7	224.9

Total Asia	1,542.4	1,685.1	(142.7)	(8.5)%	1,685.1	1,323.5	361.6	27.3%
Europe and the Middle East	205.8	185.1	20.7	11.2%	185.1	200.3	(15.2)	(7.6)%

Total	$2,370.2	$2,506.1	$(135.9)	(5.4)%	$2,506.1	$2,044.0	$462.1	22.6%

*	Primarily the United States.

The decrease in revenues in North America in 2013 as compared to 2012 primarily resulted from lower unit sales of semiconductors used in storage products in 2013. The decrease was partially offset by an increase in intellectual property licensing revenues in 2013. The decrease in revenues in Asia in 2013 as compared to 2012 was primarily attributable to lower unit sales of semiconductors used in hard disk drives in 2013 as compared to 2012, when sales of those products temporarily benefited from the recovery from the flooding in Thailand. The increase in revenues in Europe and the Middle East in 2013 as compared to 2012 was primarily due to an increase in networking product sales as a result of the ramping of new networking products with existing customers.

The increases in revenues in both Asia and North America in 2012 as compared to 2011 were primarily attributable to higher unit sales of semiconductors used in storage applications and the ramping of new products to existing customers. Sales of semiconductors used in hard disk drives benefited in 2012 as a result of the recovery from the flooding in Thailand. The increases were also due to higher unit sales of flash storage processors as a result of the acquisition of SandForce. The increases were offset in part by a decrease in unit sales of legacy networking products. The decrease in revenues in Europe and the Middle East in 2012 as compared to 2011 was primarily attributable to a decrease in unit sales of legacy networking products.

Revenues by Product Groups:

The following table presents our revenues by product groups:

	Year Ended December 31,		$ Change	% Change	Year Ended December 31,		$ Change	% Change
	2013	2012			2012	2011
	(Dollars in millions)
Storage products	$1,846.7	$1,994.4	$(147.7)	(7.4)%	$1,994.4	$1,487.1	$507.3	34.1%
Networking products	398.4	407.2	(8.8)	(2.2)%	407.2	453.7	(46.5)	(10.2)%
Other	125.1	104.5	20.6	19.7%	104.5	103.2	1.3	1.3%

Total	$2,370.2	$2,506.1	$(135.9)	(5.4)%	$2,506.1	$2,044.0	$462.1	22.6%

The decrease in revenues from storage products in 2013 as compared to 2012 was attributable to lower unit sales of semiconductors used in hard disk drives in 2013 as compared to 2012, when sales of those products temporarily benefited from the recovery from the flooding in Thailand. The decrease was partially offset by increased unit sales from the ramping of flash memory-based storage products in 2013. The increase in revenues from storage products in 2012 as compared to 2011 was primarily attributable to higher unit sales of semiconductors used in hard disk drives, as a result of the recovery from the Thailand flooding, and an increase in sales of new products to existing customers. The increase was also the result of higher unit sales of flash storage processors due to the acquisition of SandForce.

The decrease in revenues from networking products in 2013 as compared to 2012 was primarily the result of lower unit sales of semiconductors used in our older networking products, offset in part by increased sales from the ramping of new products with existing customers. The decrease in revenues from networking products in 2012 as compared to 2011 was primarily the result of lower unit sales of semiconductors used in older networking products.

Other revenues consist primarily of fees from the licensing of our intellectual property. The increase in other revenues in 2013 as compared to 2012 primarily resulted from higher intellectual property licensing revenues in 2013.

Gross Profit Margin

	Year Ended December 31,
	Dollar Amount			Percentage of Revenues
	2013	2012	2011	2013	2012	2011
	(Dollar in millions)
Gross profit margin	$1,212.3	$1,231.9	$962.5	51.1%	49.2%	47.1%

Various factors affect and may continue to affect our product gross margin. These factors include, but are not limited to, changes in our production mix and volume of product sales, the timing of production ramps and the margin structures of new products, the positions of our products in their life cycles, the effects of competition, the price of commodities used in our products, provisions for excess and obsolete inventories, changes in the costs charged by foundry, assembly and test subcontractors, and amortization of acquired intangible assets.

Gross profit margin as a percentage of revenues increased by 1.9% in 2013 as compared to 2012. The increase was primarily attributable to continued improvement in operational efficiencies. The increase was offset in part by decreased revenues with a similar level of fixed costs.

Gross profit margin as a percentage of revenues increased by 2.1% in 2012 as compared to 2011. The increase was primarily attributable to increased revenues from higher margin products and higher revenues enabling better absorption of fixed costs. The increases were offset in part by a 0.6% adverse effect on gross profit margin resulting from fair valuing inventories acquired from SandForce.

Research and Development

	Year Ended December 31,		$ Change	% Change	Year Ended December 31,		$ Change	% Change
	2013	2012			2012	2011
	(Dollars in millions)
Research and development	$692.4	$690.3	$2.1	0.3%	$690.3	$576.0	$114.3	19.8%
Percentage of revenues	29.2%	27.5%			27.5%	28.2%

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

The increase in R&D expense in 2013 as compared to 2012 was primarily attributable to higher compensation-related expenses resulting from headcount additions to support product development efforts, offset in part by lower costs for shared development engineering projects due to higher funding from customers.

The increase in R&D expense in 2012 as compared to 2011 was primarily attributable to higher compensation-related expense resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support our ongoing product development efforts, higher performance-based compensation expense as a result of improved financial performance and increased spending to support new design wins.

Selling, General and Administrative

	Year Ended December 31,		$ Change	% Change	Year Ended December 31,		$ Change	% Change
	2013	2012			2012	2011
	(Dollars in millions)
Selling, general and administrative	$343.4	$354.9	$(11.5)	(3.2)%	$354.9	$295.4	$59.5	20.1%
Percentage of revenues	14.5%	14.2%			14.2%	14.5%

SG&A expense consists primarily of compensation related expenditures for sales, marketing and administrative employees, costs related to third party services, depreciation and facilities-related expenditures.

The decrease in SG&A expense in 2013 as compared to 2012 was primarily attributable to lower compensation-related expenses and decreases in general and administrative expenses as a result of our continuing focus on control of expenses.

The increase in SG&A expense in 2012 as compared to 2011 was primarily attributable to higher compensation-related expense resulting from headcount additions associated with the acquisition of SandForce and headcount additions to support revenue growth, along with higher performance-based compensation expense as a result of improved financial performance.

Restructuring of Operations and Other Items, net

Restructuring:

In 2013, 2012 and 2011, we initiated restructuring plans designed to focus our business on targeted end markets and to improve operational efficiency and financial results. These plans primarily involved the termination of employees and consolidation of facilities. The restructuring charges recorded in conjunction with these plans primarily represented severance and costs related to the continuation of certain employee benefits, exit costs for facility consolidations and closures, research and development program cancellations, and asset impairment charges.

The following table summarizes items included in restructuring expenses:

	Year Ended December 31,
	2013		2012		2011
	(In millions)
Leases	$3.6	(a)	$10.3	(a)	$6.2	(a)
Employee severance and benefits	19.4		8.2		11.3
Other exit costs	—		4.5	(b)	(1.0	)(c)

Total	$23.0		$23.0		$16.5

(a)	Includes lease obligation costs and related changes in estimates, changes in time value and other ongoing expenditures. The 2012 amount includes $6.2 million related to our former headquarters.

(b)	Consists of a $2.7 million loss on the sale of property in the U.S. and $1.8 million of other asset impairment and exit costs.

(c)	Includes a $6.4 million gain on the sale of property in the U.S., substantially offset by a $5.5 million write-off of intellectual property in connection with the restructuring actions.

Other Items:

We recorded net charges of $29.4 million and $26.1 million for other items during 2013 and 2012, respectively, primarily for litigation settlements and acquisition-related costs. We recorded a net charge of $7.2 million for other items during 2011, primarily for transition service agreement costs associated with the sale of the external storage systems business, offset by a reversal of a sales and use tax related liability.

Interest Income and Other, net

The following table summarizes components of interest income and other, net:

	Year Ended December 31,		$ Change	% Change	Year Ended December 31,		$ Change	% Change
	2013	2012			2012	2011
	(Dollars in millions)
Interest income	$3.8	$6.6	$(2.8)	(42.4)%	$6.6	$11.1	$(4.5)	(40.5)%
Other income, net	9.9	31.1	(21.2)	(68.2)%	31.1	15.4	15.7	101.9%

Total	$13.7	$37.7	$(24.0)	(63.7)%	$37.7	$26.5	$11.2	42.3%

The decrease in interest income in 2013 as compared to 2012 primarily resulted from lower returns on investments in 2013 as compared to 2012. The decrease in interest income in 2012 as compared to 2011 primarily resulted from the absence of interest income in 2012 on a note we received in connection with the sale of a business in 2007 and lower interest rates in 2012 than in 2011.

Other income, net, in 2013 primarily included $6.1 million of insurance proceeds we received for covered losses related to the 2011 Thailand flooding. We do not expect any further insurance recoveries related to the Thailand flooding. Other income, net in 2012 primarily included $10.8 million of insurance proceeds we received for covered losses from the 2011 Thailand flooding, $6.4 million of income for services provided under the transition service agreements associated with the sale of the external storage systems business, a $5.8 million gain as a result of re-measuring our pre-acquisition equity interest in SandForce to estimated fair value, and a $2.6 million gain on sale of non-marketable securities. Other income, net in 2011 primarily included $13.6 million of income for services provided under the transition service agreements associated with the sale of the external storage systems business.

Income Taxes

During 2013, we recorded an income tax provision of $13.1 million, which represents an effective tax rate of approximately 9.5% on our income before income taxes of $137.8 million. This rate differs from the U.S. statutory rate primarily because we have a full valuation allowance recorded against the U.S. deferred tax assets and lower tax rates in foreign jurisdictions. The income tax provision in 2013 also included a reversal of $23.3 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $13.5 million and interest and penalties of $9.8 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

In December 2013, we entered into an Advance Pricing Agreement, or APA, with the Internal Revenue Service, or IRS, in connection with the valuation of intellectual property in conjunction with a cost sharing arrangement. This APA has resulted in an intercompany recognition of prepaid U.S. income in the current year. We have utilized our available net operating losses to offset this income. The use of net operating losses has resulted in a reduction of deferred tax assets and a corresponding reduction in the valuation allowance of $252.4 million and had no impact on the effective tax rate.

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

The American Taxpayers Relief Act of 2012 was signed into law on January 2, 2013. The act retroactively extended research credits for a two year period from January 1, 2012 through December 31, 2013. The provisions of the act did not have a material impact on our effective tax rate.

On September 13, 2013, the IRS and Treasury Department released final regulations related to the timing of deductibility of expenditures related to tangible property. These regulations apply to tax years beginning on or after January 1, 2014. We are currently assessing the impact of these regulations and do not expect that the application of these rules will have a material impact on our results of operations.

During 2012, we recorded an income tax benefit of $21.0 million, which represents an effective tax rate of approximately (12.0)% on our income before income taxes of $175.3 million. This rate differs from the U.S. statutory rate primarily due to the benefit realized from deferred tax assets not previously recognized in the U.S. and lower tax rates in foreign jurisdictions. The income tax benefit in 2012 included a tax benefit of approximately $42.4 million due to the partial release of the valuation allowance resulting from the net deferred tax liabilities recorded as part of the SandForce purchase price allocation. The income tax benefit in 2012 also included a reversal of $18.9 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $9.4 million and interest and penalties of $9.5 million, as a result of the expiration of statutes of limitations in multiple jurisdictions.

During 2011, we recorded an income tax provision of $3.8 million, which represents an effective tax rate of approximately 4% on our income before income taxes of $93.8 million. This rate differs from the U.S. statutory rate primarily due to the benefit realized from deferred tax assets not previously recognized in the U.S. and lower tax rates in foreign jurisdictions. In addition, the income in discontinued operations resulted in an intraperiod allocation of tax benefit of $11.7 million related to a loss in domestic continuing operations for the year ended December 31, 2011. The income tax provision in 2011 included $24.2 million of additional accrual for uncertain tax positions, offset by a reversal of $18.1 million of liabilities for uncertain tax positions, which included interest and penalties as a result of the expiration of statutes of limitations in multiple jurisdictions.

Discontinued Operations

Discontinued operations consists of the results of the external storage systems business that we sold in 2011. Following is selected financial information included in income from discontinued operations:

Year Ended December 31, 2011
(In millions)
Revenues	$210.6

Loss before gain on sale of external storage systems business and income taxes	$(27.6)
Gain on sale of external storage systems business	260.1
Benefit from income taxes	(9.0)

Income from discontinued operations	$241.5

There was no income or loss from discontinued operations for the years ended December 31, 2013 or 2012.

During the year ended December 31, 2011, we recognized $40.9 million of restructuring expense related to the external storage systems business as we terminated employees, closed several office locations, terminated contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of development programs. Further, we released $21.0 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business in 2011, which is included in the $9.0 million benefit from income taxes.

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

Cash, cash equivalents and short-term investments increased to $809.8 million as of December 31, 2013 from $676.0 million as of December 31, 2012. The increase was mainly due to cash inflows generated from operating activities, offset in part by cash outflows for investing and financing activities, as described below.

Working Capital

Working capital increased by $115.7 million to $825.6 million as of December 31, 2013 from $709.9 million as of December 31, 2012. The increase was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments increased by $133.8 million primarily due to net cash provided by operating activities of $337.8 million and proceeds from issuances of common stock of $94.1 million, substantially offset by common stock repurchases of $163.5 million; $86.2 million used for purchases of property and equipment, net of proceeds from sales; and dividend payments of $32.8 million;

•	Accounts payable decreased by $35.5 million primarily due to the timing of invoice receipts and payments; and

•	Accounts receivable increased by $6.7 million primarily as a result of higher shipments toward the end of 2013 as compared to 2012.

These increases in working capital were offset in part by the following:

•	Inventories decreased by $50.0 million, which primarily reflects our continued proactive management of inventory levels; and

•	Prepaid expenses and other current assets decreased by $8.8 million primarily as a result of the timing of certain prepayments.

Working capital decreased by $251.9 million to $709.9 million as of December 31, 2012 from $961.8 million as of December 31, 2011. The decrease was primarily attributable to the following:

•

Cash, cash equivalents and short-term investments decreased by $259.5 million primarily due to $319.2 million used in connection with the acquisition of SandForce in January 2012, net of cash acquired; $272.6 million used to repurchase our common stock; and $129.1 million used for purchases of property and equipment, net of proceeds from sales, offset in part by net cash provided by operating activities of $374.2 million and proceeds from issuances of common stock of $111.6 million;

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

•	Inventories increased by $26.3 million as a result of increased inventory purchases to support new product introductions and higher revenues in 2012 as compared to 2011; and

•	Accounts receivable increased by $17.6 million primarily as a result of increased revenues in the fourth quarter of 2012 as compared to the fourth quarter of 2011.

Operating Activities

During the year ended December 31, 2013, we generated $337.8 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $82.0 million in assets and liabilities, including changes in working capital components, from December 31, 2012 to December 31, 2013, as discussed above.

During the year ended December 31, 2012, we generated $374.2 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $57.2 million in assets and liabilities, including changes in working capital components, from December 31, 2011 to December 31, 2012, as discussed above.

During the year ended December 31, 2011, we generated $246.8 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 8;

•	Offset in part by a net decrease of $68.3 million in assets and liabilities, including changes in working capital components, from December 31, 2010 to December 31, 2011.

Investing Activities

Cash used in investing activities for the year ended December 31, 2013 was $163.5 million. Our investing activities during 2013 were primarily the following:

•	Purchases of property and equipment, net of proceeds from sales, totaling $86.2 million; and

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $73.5 million.

Cash used in investing activities for the year ended December 31, 2012 was $520.1 million. Our investing activities during 2012 were the following:

•	$319.2 million of cash used in connection with the acquisition of SandForce;

•	Purchases of property and equipment, net of proceeds from sales, totaling $129.1 million, including $73.7 million for our new headquarters; and

•	Purchases of available-for-sale debt securities and other investments, net of proceeds from maturities and sales, of $71.8 million.

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

We expect capital expenditures to be approximately $54 million in 2014. We use semiconductor foundries and outside assembly and test companies to manufacture products, which enables us to have access to advanced manufacturing capacity without significant capital spending requirements.

Financing Activities

Cash used in financing activities for the year ended December 31, 2013 was $102.2 million. This amount included $163.5 million used to repurchase our common stock and $32.8 million of dividend payments, offset in part by $94.1 million of cash received from issuances of common stock under our employee stock plans.

Cash used in financing activities for the year ended December 31, 2012 was $161.0 million. This amount included $272.6 million used to repurchase our common stock, offset in part by $111.6 million of cash received from issuances of common stock under our employee stock plans.

Cash used in financing activities for the year ended December 31, 2011 was $417.7 million. This amount included $498.8 million used to repurchase our common stock, offset in part by $81.0 million of cash received from issuances of common stock under our employee stock plans.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Less Than 1 Year	1-3 Years		4-5 Years		After 5 Years		Other		Total
	(In millions)
Operating lease obligations	$35.0	$32.5		$14.7		$4.8		$—		$87.0
Purchase commitments	306.1	26.6		4.5		—		—		337.2
Pension contributions	75.9		*		*		*		*	75.9
Uncertain tax positions	—	—		—		—		72.2	**	72.2

Total	$417.0	$59.1		$19.2		$4.8		$72.2		$572.3

*	We have pension plans covering certain U.S. and international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislation changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans within a year. Because any contributions for 2015 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2015 and beyond in the above table. As of December 31, 2013, our projected pension benefit obligation exceeded the fair value of our plan assets by $335.1 million. See Note 7 to our financial statements in Item 8.

**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

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

Uncertain Tax Positions

As of December 31, 2013, we had $188.7 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations, the possible conclusion of ongoing tax audits in various jurisdictions around the world or other negotiations with tax authorities. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $22.5 million.

Standby Letters of Credit

We had outstanding obligations relating to standby letters of credit of $4.0 million and $4.1 million, respectively, as of December 31, 2013 and 2012. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. Note 2 to our financial statements in Item 8 describes our significant accounting policies. The preparation of our financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

Stock-Based Compensation

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term, expected dividend yield, risk-free interest rate and forfeitures.

Stock Options:

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model, or the lattice model. The lattice model requires the use of historical data for employee exercise behavior and the use of assumptions, including expected life, risk-free interest rate, expected dividend yield and expected stock price volatility over the term of our employee stock options.

The expected life of employee stock options is affected by all of the underlying assumptions and calibration of our model. The lattice model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice model estimates the probability of exercise by an employee as a function of these two variables based on the entire history of exercises and cancellations for all past option grants made by us since our initial public offering. This estimate may not be a reliable indicator of future employee behavior.

The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities appropriate for the term of our employee stock options; however, this may not accurately reflect future interest rates. The expected dividend yield is calculated by dividing annualized dividend payments by the closing stock price on the grant date of the option.

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

Restricted Stock Units:

The cost of service-based and performance-based restricted stock units is determined using the fair value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting.

For performance-based restricted stock unit awards, we also consider the probability that those restricted stock units will vest. The vesting of performance-based restricted stock unit awards is contingent upon us meeting specified performance criteria and requires that the employee remain employed for a specified period of time.

Employee Stock Purchase Plan:

Compensation expense for our employee stock purchase plan is calculated using the fair value of the employees’ purchase rights computed under the Black-Scholes model. This model requires the use of historical data for employees’ exercise behavior and the use of assumptions, including expected life, risk-free interest rate, expected dividend yield and expected stock price volatility. As such, it is subject to similar risks to those relating to stock options.

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

In determining the fair value of our reporting units, we rely solely on a discounted cash-flow analysis. We perform research and analyze peer multiples for comparison purposes, but we do not rely directly upon such data due to the lack of specific comparability between the peer companies and our reporting units. Instead we employ the peer multiple data as a general check on the results of our discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include forecasts of expected future cash flows, including elements such as revenues, cost of sales, operating expenses, tax expenses, working capital, investment and capital expenditures. Key assumptions also include expected near and long-term growth rates, as well as expected profitability levels and capital investment. Since the forecasted cash flows of the business, as well as those allocated to individual assets, need to be discounted to present value in order to arrive at estimates of fair value, discount rates must also be estimated and applied in the valuation models. These discount rates are based on estimates of a market weighted-average cost-of-capital for the reporting units, with adjustments made to account for the relative risk of individual assets valued.

Based on the results of our qualitative assessment performed during the fourth quarter of 2013, we determined that it was more likely than not that the fair value of our reporting units exceeded their carrying value, and therefore, no further assessment was performed.

Although we believe that our methods of evaluating goodwill impairment are reasonable, future changes in economic or other conditions could force us to take additional charges. Our next annual test for the impairment of goodwill is expected to be performed in the fourth quarter of 2014 or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Restructuring Reserves

We have recorded reserves/accruals for restructuring costs related to our restructuring of operations. The restructuring reserves include estimated payments to employees for severance, termination fees associated with leases and other contracts, selling costs associated with assets held for sale, and other costs related to the closure of facilities. The restructuring reserves are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances after the original liability was recorded. For example, existing accruals for severance may be modified if employees are redeployed due to circumstances not foreseen when the original plans were initiated, accruals for outplacement services may not be fully utilized by former employees, and severance accruals could change for statutory reasons in countries other than the United States. Accruals for facility leases under which we ceased using the benefits conveyed to us under the lease may change if market conditions for subleases change or if we later negotiate a termination of the lease.

Income Taxes

The calculation of our tax liabilities involves the application of complex tax rules and regulations in multiple jurisdictions throughout the world. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of deductions, benefits and tax credits, and in the calculation of specific tax assets and liabilities, which arise from differences in the timing of recognition of revenues and expenses for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by various tax jurisdictions. Significant changes to these estimates may result in an increase or a decrease to our tax provision in a subsequent period. The deferred tax assets we record each period depend primarily on our ability to generate future taxable income in the United States and certain non-U.S. jurisdictions. Each period, we evaluate the need for a valuation allowance for our deferred tax assets and, if necessary, we adjust the valuation allowance so that net deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for a valuation allowance may also change. Historically, we have sustained losses from our U.S. operations and, as a result, have maintained a full valuation allowance against U.S. net deferred tax assets. We do not believe there is sufficient positive evidence to reach a conclusion that it is more likely than not that we will generate sufficient future taxable income in the U.S. to realize the benefits of our deferred tax assets. Depending on future results and projected trends, it is reasonably possible that we may determine in the foreseeable future that it is more likely than not a significant portion of our U.S. deferred tax assets will be realized, resulting in a release of a significant portion of the valuation allowance.

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

For 2013, we used an expected rate of return on plan assets of 7.3% for our U.S. pension plans. For our U.S. post-retirement benefit plan, we used a weighted-average long-term rate of return on assets of 5.1%. For the U.S. plans, we used a calculated market-related value of assets, or MRVA, in determining the estimated return on plan assets. Under the MRVA, gains and losses are recognized over a five-year period. The MRVA also affects the determination of amortization of gains or losses. As of December 31, 2013, the MRVA for the U.S. plans was $1,052 million, as compared to a fair value of $1,106 million. If we used the fair value, the net periodic benefit cost would decrease by $6.4 million for 2014.

Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the pension and post-retirement benefit obligations. Each change of 25 basis points in the discount rate assumption would have had an estimated $42 million impact on the benefit obligation as of December 31, 2013. Each change of 25 basis points in the discount rate assumption and expected rate of return assumption would have an estimated change of $0.1 million and $2.6 million, respectively, on annual net retirement benefit costs for the year ending December 31, 2014.

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

For investments in equity securities, to determine if impairment has occurred, we review the financial performance of each investee, industry performance, the outlook of each investee and the trading price of each marketable equity security. For non-marketable equity securities, we review recent financing activities of the investee, movements in equity value, venture capital markets, the investee’s capital structure, liquidation preferences of the investee’s capital and other economic variables. If an unrealized loss is determined to be other than temporary, a loss is recognized as a component of interest income and other, net in the statements of operations. For marketable equity securities, an impairment loss is measured using the closing trading price of the marketable security on the date management determines that the investment is impaired. For non-marketable equity securities, an impairment loss is generally measured by using pricing reflected in current rounds of financing. We do not estimate the fair value of a non-marketable equity investment unless there are identified events or changes in circumstances that may have a significant adverse effect on the investment.

RECENT ACCOUNTING PRONOUNCEMENTS

The information is included in Note 2 to our financial statements in Part II, Item 8 under the heading “Recent Accounting Pronouncements.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

A 10% weighted-average worldwide interest rate movement affecting our fixed and floating rate financial instruments as of December 31, 2013 would not have a significant effect on our financial position, results of operations or cash flows over the next year, assuming that our investment balances remained consistent.

Foreign Currency Exchange Risk

We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, our cash flows and earnings are exposed to fluctuations in foreign currencies, primarily the Indian rupee, the euro, the Chinese yuan and the Singapore dollar. We attempt to limit these exposures through operational strategies and financial market instruments. We use various hedge instruments, primarily forward contracts with maturities of twelve months or less, to manage our exposure associated with net asset and liability positions and cash flows denominated in non-functional currencies. We do not enter into derivative financial instruments for speculative or trading purposes.

Based on our overall currency rate exposures at December 31, 2013, including derivative financial instruments and non-functional currency-denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations or cash flows over the next year.

Credit and Market Liquidity Risks

As of December 31, 2013, we had cash equivalents of $444.5 million representing investments in money market funds. We had short-term investments of $267.1 million in debt securities. These securities are classified as available-for-sale and accordingly are recorded at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of applicable taxes.

These investments expose us to credit risk or the risk of loss if the issuers of the debt securities held in our portfolio, or by the money market mutual funds we invest in, are unable to meet their financial obligations under those securities. Our available-for-sale debt securities at December 31, 2013 included $143.4 million of asset-backed and mortgage-backed securities, of which $142.8 million are issued by agencies of the U.S. government. We diversify our investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund.

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

LSI Corporation

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$542,768	$471,528
Short-term investments	267,070	204,457
Accounts receivable, less allowances of $6,174 and $6,770, respectively	270,849	264,112
Inventories	156,294	206,323
Prepaid expenses and other current assets	71,600	80,372

Total current assets	1,308,581	1,226,792
Property and equipment, net	302,288	269,747
Identified intangible assets, net	367,603	486,119
Goodwill	255,005	255,005
Other assets	128,228	118,502

Total assets	$2,361,705	$2,356,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$174,213	$209,699
Accrued salaries, wages and benefits	135,530	129,533
Other accrued liabilities	173,238	177,662

Total current liabilities	482,981	516,894
Pension and post-retirement benefit obligations	337,063	559,252
Income taxes payable	72,245	102,246
Other non-current liabilities	33,694	18,149

Total liabilities	925,983	1,196,541

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred shares; $.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock; $.01 par value; 1,300,000 shares authorized; 552,409 and 550,894 shares outstanding, respectively	5,524	5,509
Additional paid-in capital	5,570,478	5,573,248
Accumulated deficit	(3,748,938)	(3,840,803)
Accumulated other comprehensive loss	(391,342)	(578,330)

Total stockholders’ equity	1,435,722	1,159,624

Total liabilities and stockholders’ equity	$2,361,705	$2,356,165

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$2,370,229	$2,506,087	$2,043,958
Cost of revenues	1,157,952	1,274,222	1,081,494

Gross profit	1,212,277	1,231,865	962,464
Research and development	692,368	690,294	575,988
Selling, general and administrative	343,426	354,923	295,439
Restructuring of operations and other items, net	52,403	49,091	23,719

Income from operations	124,080	137,557	67,318
Interest income and other, net	13,710	37,711	26,472

Income from continuing operations before income taxes	137,790	175,268	93,790
Provision for/(benefit from) income taxes	13,136	(20,960)	3,778

Income from continuing operations	124,654	196,228	90,012
Income from discontinued operations (including a gain on disposal of $260,066), net of tax	—	—	241,479

Net income	$124,654	$196,228	$331,491

Basic income per share:
Income from continuing operations	$0.23	$0.35	$0.15
Income from discontinued operations	$—	$—	$0.42
Net income	$0.23	$0.35	$0.57

Diluted income per share:
Income from continuing operations	$0.22	$0.34	$0.15
Income from discontinued operations	$—	$—	$0.40
Net income	$0.22	$0.34	$0.55

Shares used in computing per share amounts:
Basic	547,817	559,459	585,704
Diluted	567,479	580,548	600,893

Cash dividends declared per common share	$0.06	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$124,654	$196,228	$331,491
Other comprehensive income/(loss) before tax:
Foreign currency translation adjustments	(5,354)	(2,257)	(4,786)
Available-for-sale securities:
Unrealized loss	(1,828)	(356)	(80)
Reclassification of net realized loss/(gain) to net income	141	(1,102)	(938)
Derivative financial instruments:
Unrealized loss	(2,317)	(262)	(2,766)
Reclassification of net realized loss/(gain) to net income	1,520	3,037	(12)
Defined benefit pension and post-retirement plans:
Net actuarial gain/(loss)	174,221	(60,539)	(213,701)
Amortization of net actuarial loss, prior service cost and transition asset	20,605	16,377	7,320

Other comprehensive income/(loss) before tax	186,988	(45,102)	(214,963)
Income tax expense related to items of other comprehensive income/(loss)	—	—	—

Other comprehensive income/(loss), net of tax	186,988	(45,102)	(214,963)

Comprehensive income	$311,642	$151,126	$116,528

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2010	615,191	$6,152	$5,998,137	$(4,368,522)	$(318,265)	$1,317,502
Net income	—	—	—	331,491	—	331,491
Other comprehensive loss	—	—	—	—	(214,963)	(214,963)
Issuance under employee equity incentive plans, net	18,971	190	73,702	—	—	73,892
Repurchase of shares	(72,395)	(724)	(498,062)	—	—	(498,786)
Stock-based compensation	—	—	49,804	—	—	49,804

Balances at December 31, 2011	561,767	5,618	5,623,581	(4,037,031)	(533,228)	1,058,940
Net income	—	—	—	196,228	—	196,228
Other comprehensive loss	—	—	—	—	(45,102)	(45,102)
Fair value of partially vested SandForce equity awards	—	—	19,089	—	—	19,089
Issuance under employee equity incentive plans, net	25,088	251	97,079	—	—	97,330
Repurchase of shares	(35,961)	(360)	(272,225)	—	—	(272,585)
Stock-based compensation	—	—	105,724	—	—	105,724

Balances at December 31, 2012	550,894	5,509	5,573,248	(3,840,803)	(578,330)	1,159,624
Net income	—	—	—	124,654	—	124,654
Other comprehensive income	—	—	—	—	186,988	186,988
Issuance under employee equity incentive plans, net	24,302	243	70,508	—	—	70,751
Repurchase of shares	(22,787)	(228)	(163,259)	—	—	(163,487)
Stock-based compensation	—	—	89,981	—	—	89,981
Cash dividends declared ($0.06 per common share)	—	—	—	(32,789)	—	(32,789)

Balances at December 31, 2013	552,409	$5,524	$5,570,478	$(3,748,938)	$(391,342)	$1,435,722

The accompanying notes are an integral part of these Consolidated Financial Statements.

LSI Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$124,654	$196,228	$331,491
Adjustments:
Depreciation and amortization	181,278	180,484	189,200
Stock-based compensation expense	88,208	108,300	50,318
Non-cash restructuring of operations and other items, net	6,662	5,960	35,282
Gain on re-measurement of a pre-acquisition equity interest to fair value	—	(5,765)	—
(Gain)/loss on sale/write-down of investments, net	—	(2,550)	183
Gain on sale of business	—	—	(260,066)
(Gain)/loss on sale of property and equipment	(58)	2,528	(465)
Unrealized foreign exchange gain	(3,281)	(598)	(2,015)
Deferred taxes	22,316	(53,218)	(28,838)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combination:
Accounts receivable, net	(7,197)	(6,689)	80,065
Inventories	49,843	(2,116)	(29,804)
Prepaid expenses and other assets	(24,471)	(17,570)	(10,782)
Accounts payable	(32,807)	27,543	(3,879)
Accrued and other liabilities	(67,352)	(58,378)	(103,915)

Net cash provided by operating activities	337,795	374,159	246,775

Investing activities:
Purchases of debt securities available-for-sale	(206,419)	(131,662)	(50,967)
Proceeds from maturities and sales of debt securities available-for-sale	134,435	57,843	37,460
Purchases of other investments	(1,550)	(500)	(4,000)
Proceeds from sale of other investments	—	2,550	—
Purchases of property and equipment	(86,575)	(130,779)	(60,920)
Proceeds from sale of property and equipment	420	1,693	23,622
Increase in restricted cash	(3,821)	—	—
Acquisition of business, net of cash acquired	—	(319,231)	—
Proceeds from sale of business, net of transaction costs	—	—	475,150
Proceeds from repayments on a note receivable	—	—	10,000

Net cash (used in)/provided by investing activities	(163,510)	(520,086)	430,345

Financing activities:
Issuances of common stock	94,103	111,628	81,040
Purchase of common stock under repurchase programs	(163,487)	(272,585)	(498,786)
Payment of dividends to stockholders	(32,789)	—	—

Net cash used in financing activities	(102,173)	(160,957)	(417,746)

Effect of exchange rate changes on cash and cash equivalents	(872)	(1,399)	(1,349)

Net change in cash and cash equivalents	71,240	(308,283)	258,025
Cash and cash equivalents at beginning of year	471,528	779,811	521,786

Cash and cash equivalents at end of year	$542,768	$471,528	$779,811

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

On December 15, 2013, the Company entered into a definitive agreement with Avago Technologies Limited (“Avago”), and certain of its subsidiaries under which Avago will acquire LSI for $11.15 per share in an all-cash transaction valued at approximately $6.6 billion. The merger is expected to close in the first half of 2014, subject to regulatory approvals in various jurisdictions and satisfaction of customary closing conditions, as well as the approval of the Company’s stockholders.

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

On May 6, 2011, the Company completed the sale of substantially all of its external storage systems business to NetApp, Inc. (“NetApp”). The results of the external storage systems business are presented as discontinued operations in the Company’s consolidated statements of operations.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Income per Share:    Basic income per share is computed by dividing net income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted income per share is computed using the weighted-average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method for outstanding stock options and restricted stock unit awards. Under the treasury stock method, the amount the employee must pay for exercising stock options and employee stock purchase rights, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

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

Cash Equivalents:    All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents. Cash and cash equivalents consist primarily of highly liquid investments in money-market funds.

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

Investments:    Available-for-sale investments include short-term marketable debt securities and long-term marketable equity securities of technology companies. Short-term marketable debt securities are reported at fair value and include all debt securities regardless of their maturity dates because of their highly liquid nature. Long-term marketable equity securities are reported at fair value. Unrealized gains and losses on marketable debt and equity securities, net of related tax, are recorded as a separate component of accumulated other comprehensive loss until realized. Long-term non-marketable equity securities consist primarily of non-marketable common and preferred stock of technology companies and are recorded at cost. Pre-tax gains and losses on securities sold are determined based on the specific identification method and are included in interest income and other, net, in the consolidated statements of operations. The Company does not hold any of these securities for speculative or trading purposes.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Inventories:    Inventories are stated at the lower of cost or market, which approximates actual cost computed on a first-in, first-out basis. Inventory is written down when conditions indicate that the selling price could be less than the cost due to physical deterioration, obsolescence, changes in price levels or other causes. Inventory is also written down when inventory levels are in excess of the forecasted demand for the next 12 months, as judged by management, for each specific product. When inventory is written down, a new cost basis is established.

Property and Equipment:    Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as presented below:

Buildings and improvements	20-40 years
Equipment	3-5 years
Furniture and fixtures	5-7 years

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Based on the results of the Company’s qualitative assessment performed during the fourth quarter of 2013, the Company determined that it was more likely than not that the fair value of the Company’s reporting units exceeded their carrying value, and therefore, no further assessment was performed.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Fair Value Disclosures of Financial Instruments:    GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s financial assets and financial liabilities recorded at fair value have been categorized based upon the following three levels of inputs:

•

Level 1 — Unadjusted, quoted prices in active, accessible markets for identical assets or liabilities. The Company’s investments in marketable equity securities, money-market funds, mutual funds and certain commingled funds that are traded in active exchange markets, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets, are classified under Level 1.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s investments in government and agency securities, commercial paper, corporate debt securities, U.S. Treasury Inflation-Protected Securities and asset-backed and mortgage-backed securities are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals. Foreign exchange forward contracts traded in the over-the-counter markets are valued using market transactions or broker quotations. As such, these derivative instruments are classified within Level 2. The Company’s investments in certain commingled funds are classified as Level 2 as the Company could redeem these investments with the sponsoring investment management organizations at least monthly. These commingled funds are valued based on the net asset value per share of each investment at the measurement date.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The Company determines the estimated fair value of financial instruments using the market approach or the income approach as considered to be appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses discounted cash flow models by considering market expectations about future cash flows and other inputs that are observable or can be corroborated by observable market data. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair values of investments and derivative instruments are based on market data. Carrying amounts of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

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

Concentration of Credit Risk of Financial Instruments:    Financial instruments that potentially subject the Company to credit risk include cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments are maintained with high quality institutions, and their composition and maturities are regularly monitored by management. The Company diversifies its investments to reduce the exposure to loss from any single issuer, sector, bank or mutual fund. A majority of the Company’s trade receivables are derived from sales to large, multinational computer, communication, networking and storage manufacturers, with the remainder distributed across other industries. As of December 31, 2013 and 2012, one customer accounted for 28.7% and 35.6% of trade receivables, respectively. Concentrations of credit risk with respect to all other trade receivables are considered to be limited due to the quantity of customers comprising the Company’s customer base and their dispersion across industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as considered necessary. Write-offs of uncollectible amounts have not been significant.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding the presentation of comprehensive income. The guidance requires an entity to present the effects on net income line items of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. An entity must provide this information either on the face of the financial statements or in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance in 2013. The adoption did not impact the Company’s results of operations or financial position.

In July 2013, the FASB issued additional guidance regarding the presentation of unrecognized tax benefits. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013. The adoption is not expected to have a material impact on the Company’s results of operations or financial position.

Note 3 — Restructuring of Operations and Other Items

Restructuring

In 2013, 2012 and 2011, management initiated restructuring plans designed to focus the Company’s business on targeted end markets and to improve operational efficiency and financial results. These plans primarily involved the termination of employees and consolidation of facilities. The restructuring charges recorded in conjunction with these plans primarily represented severance and costs related to the continuation of certain employee benefits, exit costs for facility consolidations and closures, research and development program cancellations, and asset impairment charges.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes items included in restructuring expenses:

	Year Ended December 31,
	2013		2012		2011
	(In thousands)
Leases	$3,613	(a)	$10,306	(a)	$6,162	(a)
Employee severance and benefits	19,428		8,145		11,326
Other exit costs	—		4,541	(b)	(1,033	)(c)

Total	$23,041		$22,992		$16,455

(a)	Includes lease obligation costs and related changes in estimates, changes in time value and other ongoing expenditures. The 2012 amount includes $6.2 million related to the Company’s former headquarters.

(b)	Consists of a $2.7 million loss on the sale of property in the U.S. and $1.8 million of other asset impairment and exit costs.

(c)	Includes a $6.4 million gain on the sale of property in the U.S., substantially offset by a $5.5 million write-off of intellectual property in connection with the restructuring actions.

In 2011, the Company decided to exit the external storage systems business. In connection with this action, the Company terminated employees, closed several office locations, terminated certain contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of the development programs.

The impact of those actions is reflected in discontinued operations and is summarized below:

Year Ended December 31, 2011
(In thousands)
Lease and contract terminations	$2,141
Employee severance and benefits	15,428
Other exit costs	23,294

Total	$40,863

No restructuring expenses were incurred in 2013 or 2012 related to discontinued operations.

The following table summarizes the significant activity within, and components of, the Company’s restructuring obligations:

	Leases		Employee Severance and Benefits		Other Exit Costs	Total
	(In thousands)
Balance at December 31, 2011	$11,752		$10,444		$—	$22,196
Expense	10,306		8,145		4,541	22,992
Utilized	(9,067	)(a)	(13,586	)(a)	(4,541)	(27,194)

Balance at December 31, 2012	12,991		5,003		—	17,994
Expense	3,613		19,428		—	23,041
Utilized	(12,575	)(a)	(11,656	)(a)	—	(24,231)

Balance at December 31, 2013	$4,029	(b)	$12,775	(b)	$—	$16,804

(a)	Represents cash payments.

(b)	The balance remaining for the lease obligations is expected to be paid during the remaining terms of the leases, which extend through the first quarter of 2015. The majority of the balance remaining for employee severance and benefits is expected to be paid by the second quarter of 2014.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Other Items

The Company recorded net charges of $29.4 million and $26.1 million for other items during 2013 and 2012, respectively, primarily for litigation settlements and acquisition-related costs. The Company recorded a net charge of $7.2 million for other items during 2011, primarily for transition service agreement costs associated with the sale of the external storage systems business, offset by a reversal of a sales and use tax related liability.

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

On May 9, 2013, the 2003 Plan was amended to increase the number of shares available for new awards to 20 million, of which 15 million were available for restricted stock and/or RSUs. In addition, the period during which incentive stock options can be granted was extended to February 5, 2023, and the value of awards that can be granted in any fiscal year to a non-employee director was limited to $0.5 million.

On May 9, 2012, the 2003 Plan was amended to increase the number of shares available for new awards to 25 million, of which 15 million were available for restricted stock and/or RSUs. In addition, the period during which incentive stock options can be granted was extended to February 9, 2022, and the maximum number of shares that may be issued upon exercise of incentive stock options was set at 25 million.

As of December 31, 2013, the 2003 Plan had approximately 19.1 million common shares available for future grants. A total of approximately 67.0 million shares of common stock were reserved for issuance upon exercise of outstanding options and upon vesting of outstanding RSUs as of December 31, 2013.

Employee Stock Purchase Plan (“ESPP”):

Under the ESPP, rights are granted to LSI employees to purchase shares of common stock at 85% of the lesser of the fair market value of such shares at the beginning of a 12-month offering period or the end of each six-month purchase period within such an offering period.

On May 15, 2013, the ESPP was amended to increase the number of shares available for issuance under the plan to 30 million and to extend the term of the ESPP through May 14, 2023. As of December 31, 2013, the ESPP had approximately 26.7 million shares available for future purchase.

The ESPP is expected to terminate after the current purchase period is completed in May 2014 or shortly before the consummation of the Company’s acquisition by Avago, if earlier.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Stock-Based Compensation Expense

Stock-based compensation expense included in continuing operations, net of estimated forfeitures, related to the Company’s stock options, ESPP and RSUs by expense category was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of revenues	$9,374	$11,946	$6,921
Research and development	40,466	47,064	23,646
Selling, general and administrative	38,368	49,290	20,343

Total stock-based compensation expense	$88,208	$108,300	$50,910

In connection with the SandForce acquisition, the Company assumed unvested stock options and RSUs originally granted by SandForce. Stock-based compensation expense for 2013 and 2012 included $6.0 million and $11.6 million, respectively, for amortization of assumed stock options and RSUs for former SandForce employees. In addition stock based compensation expense for 2012 included $4.5 million related to accelerated vesting of assumed stock options and RSUs for former SandForce employees.

The Company has issued RSUs that will not vest unless specified performance criteria are met. In the first quarter of 2012, the compensation committee of the board of directors authorized additional vesting of performance-based RSUs where the Company’s performance had been adversely affected as a result of the flooding that occurred in Thailand in the fourth quarter of 2011 and as a result, vesting levels would have been lower. The Company recognized $7.8 million of stock-based compensation expense in 2012 related to the additional vesting. No executive officers were included in the group of employees that received additional vesting.

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

Stock Options:

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Year Ended December 31,
	2013	2012	2011
Estimated grant date fair value per share	$2.33	$2.83	$2.14
Expected life (years)	4.38	4.46	4.51
Risk-free interest rate	0.66%	0.72%	1.83%
Volatility	48%	47%	47%
Dividend yield	0.08%	—	—

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

The expected dividend yield is calculated by dividing annualized dividend payments by the closing stock price on the grant date of the option.

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

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1, 2013	56,042	$5.75
Granted	6,693	$6.94
Exercised	(12,496)	$4.69
Canceled	(6,291)	$8.23

Options outstanding at December 31, 2013	43,948	$5.87	3.57	$227,082

Options exercisable at December 31, 2013	27,336	$5.45	2.51	$152,804

As of December 31, 2013, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $28.0 million, which is expected to be recognized over the next 2.1 years on a weighted-average basis. The options assumed in the SandForce acquisition vest over periods up to four years from the date of the grant and have ten-year terms. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $47.1 million, $45.1 million and $22.9 million, respectively. Cash received from stock option exercises was $58.5 million in 2013.

Restricted Stock Units:

The cost of service-based and performance-based RSUs is determined using the fair value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. For performance-based RSU expense, the Company also considers the probability that those RSUs will vest.

Service-based:

The vesting of service-based RSUs requires that the employee remain employed by the Company for a specified period of time.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes changes in service-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested service-based RSUs outstanding at January 1, 2013	17,655	$6.99
Granted	8,950	$6.98
Vested	(5,687)	$6.75
Forfeited	(1,375)	$6.87

Unvested service-based RSUs outstanding at December 31, 2013	19,543	$7.07

As of December 31, 2013, the total unrecognized compensation expense related to service-based RSUs, net of estimated forfeitures, was $96.8 million, which will be recognized over the next 2.4 years on a weighted-average basis. The total weighted-average grant date fair value of service-based RSUs granted was $62.5 million, $69.6 million and $55.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of the shares vested was $40.4 million, $29.6 million and $14.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Performance-based:

The vesting of performance-based RSUs is contingent upon the Company meeting specified performance criteria and requires that the employee remain employed by the Company for a specified period of time.

The following table summarizes changes in performance-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested performance-based RSUs outstanding at January 1, 2013	5,634	$7.29
Granted	1,441	$6.89
Vested	(3,167)	$7.41
Forfeited	(392)	$6.61

Unvested performance-based RSUs outstanding at December 31, 2013	3,516	$7.10

As of December 31, 2013, the total unrecognized compensation expense related to performance-based RSUs, net of estimated forfeitures, was $7.2 million and, if the performance conditions are fully met, that amount will be recognized over the next 1.3 years on a weighted-average basis. The total weighted-average grant date fair value of performance-based RSUs granted was $9.9 million, $25.4 million and $26.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of the shares vested was $21.5 million, $12.3 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Employee Stock Purchase Plan:

Compensation expense for the ESPP is calculated using the fair value of the employees’ purchase rights computed under the Black-Scholes model. The following table summarizes the weighted-average assumptions that the Company applied in the calculation of the fair value of ESPP grants:

	Year Ended December 31,
	2013	2012	2011
Estimated grant date fair value per share	$2.06	$1.94	$1.81
Expected life (years)	0.8	0.8	0.8
Risk-free interest rate	0.1%	0.2%	0.1%
Volatility	32%	43%	45%
Dividend yield	1.4%	—	—

In 2013, 2012 and 2011, 6.5 million, 6.1 million and 5.8 million shares of common stock were issued under the ESPP at a weighted-average price of $5.46, $5.09 and $4.64 per share, respectively. Cash received from ESPP issuances was $35.6 million in 2013.

Note 5 — Stockholders’ Equity

Common Stock Repurchases

The Company’s board of directors has authorized the following common stock repurchase programs:

•	On August 1, 2012 — up to $500.0 million; and

•	On March 9, 2011 — up to $750.0 million.

As of December 31, 2013, $315.1 million remained available for repurchases under the 2012 program. The 2011 program has been completed.

The following table summarizes the Company’s common stock repurchases:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Dollar value of shares repurchased	$163,487	$272,585	$498,786
Number of shares repurchased	22,787	35,961	72,395

Repurchased shares are retired immediately and are recorded as reductions in common stock and additional paid-in capital.

Cash Dividends on Common Stock

On October 23, 2013, the Company announced that its board of directors had declared a cash dividend of $0.03 per common share paid on December 20, 2013 to stockholders of record as of December 6, 2013. On July 24, 2013, the Company announced that its board of directors had declared a cash dividend of $0.03 per common share paid on September 20, 2013 to stockholders of record as of September 6, 2013. During 2013, the Company paid cash dividends of $32.8 million in total related to the October and July 2013 declarations. No cash dividend was paid in 2012 or 2011.

In connection with the merger agreement entered into with Avago, the Company discontinued share repurchases and its quarterly dividend.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 6 — Acquisition of SandForce

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

In-process research and development (“IPR&D”) represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of the acquisition. At the time of acquisition, SandForce had IPR&D related to its next generation flash storage processor (the “Griffin project”). At December 31, 2013, expected costs to complete the Griffin project were approximately $20.3 million through its anticipated completion date in 2014. Revenues for the Griffin project are expected to extend through 2019. The acquisition date fair value of the Griffin project will be either amortized or impaired depending on whether the project is completed or abandoned.

From January 3, 2012 through December 31, 2012, the Company recognized approximately $159.7 million of revenues related to the SandForce business. In addition, during 2012, the Company recognized $8.4 million of acquisition-related costs included in restructuring of operations and other items, net related to SandForce. It is impracticable to determine the effect on net income resulting from the SandForce acquisition for the years ended December 31, 2013 and 2012, as the Company immediately integrated SandForce into its ongoing operations. Historical pro forma results giving effect to the acquisition have not been presented because such effect is not material to the prior period financial results.

Note 7 — Benefit Obligations

Pension and Post-retirement Benefit Plans

The Company provides retirement benefits to certain current and former U.S. employees under defined benefit pension plans, which include a management plan and a represented plan. Benefits under the management

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Net Periodic Benefit Cost/(Credit):

The following table summarizes the components of the net periodic benefit cost or credit:

	Year Ended December 31,
	2013		2012		2011
	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
	(In thousands)
Service cost	$492	$60	$415	$89	$531	$75
Interest cost	57,303	2,366	61,456	2,600	67,499	2,597
Expected return on plan assets	(66,325)	(3,553)	(68,076)	(3,811)	(67,965)	(4,128)
Net actuarial loss, prior service cost and transition asset amortization	19,150	1,455	14,360	2,017	6,768	552
Curtailments	28	—	326	—	54	—

Total benefit cost/(credit)	$10,648	$328	$8,481	$895	$6,887	$(904)

Change in Benefit Obligation:

The following table presents a reconciliation of the beginning and ending balances of the benefit obligation during the periods presented. The measurement date was December 31 for each year.

	Year Ended December 31,
	2013		2012
	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
	(In thousands)
Projected benefit obligation at January 1	$1,551,493	$57,384	$1,463,079	$57,934
Service cost	492	60	415	89
Interest cost	57,303	2,366	61,456	2,600
Actuarial (gain)/loss	(140,532)	(9,232)	113,770	(1,973)
Benefits paid(a)	(89,868)	(1,418)	(87,304)	(1,266)
Curtailments and foreign exchange impact	323	—	77	—

Projected benefit obligation at December 31	$1,379,211	$49,160	$1,551,493	$57,384

(a)	The pension benefits paid include amounts paid under certain international pension plans that do not maintain plan assets.

The pension benefit obligations as of December 31, 2013 and 2012 included $27.8 million and $28.8 million, respectively, of obligations related to the Company’s international pension plans.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Change in Plan Assets:

The following table presents a reconciliation of the beginning and ending balances of the fair value of plan assets during the periods presented. The fair value of plan assets was measured at December 31 for each year.

	Year Ended December 31,
	2013		2012
	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
	(In thousands)
Fair value of plan assets at January 1	$993,231	$71,712	$867,241	$66,968
Actual return on plan assets	88,581	6,038	117,084	5,833
Employer contributions	51,192	—	94,634	—
Benefits paid	(88,948)	(1,682)	(85,742)	(1,089)
Curtailments and foreign exchange impact	22	—	14	—

Fair value of plan assets at December 31	$1,044,078	$76,068	$993,231	$71,712

The fair value of pension plan assets at December 31, 2013 and 2012 included $14.3 million and $13.6 million, respectively, of assets for certain of the Company’s international pension plans. The Company’s contributions to its international pension plans were immaterial for the year ended December 31, 2013.

Funded Status of the Plans:

The following table presents the funded status of the plans, which is the fair value of plan assets less projected benefit obligations:

	December 31,
	2013		2012
	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
	(In thousands)
Funded status of the plans (liability)/asset	$(335,133)	$26,908	$(558,262)	$14,328

Plans with Benefit Obligations in excess of Plan Assets:

	December 31,
	2013	2012
	Pension Benefits
	(In thousands)
Projected benefit obligation	$1,370,260	$1,542,123
Accumulated benefit obligation	$1,368,864	$1,540,081
Fair value of plan assets	$1,032,293	$981,998

The accumulated benefit obligations as of December 31, 2013 and 2012 included $26.4 million and $26.7 million, respectively, related to the Company’s international pension plans.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Plans with Benefit Obligations less than Plan Assets:

	December 31,
	2013	2012
	Pension Benefits
	(In thousands)
Projected benefit obligation	$8,951	$9,370
Accumulated benefit obligation	$8,869	$9,295
Fair value of plan assets	$11,785	$11,233

	December 31,
	2013	2012
	Post-retirement Benefits
	(In thousands)
Accumulated benefit obligation	$49,160	$57,384
Fair value of plan assets	$76,068	$71,712

The following table presents amounts recognized in the consolidated balance sheets for the plans:

	December 31,
	2013		2012
	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
	(In thousands)
Non-current assets	$2,834	$26,908	$1,863	$14,328
Current liabilities	(904)	—	(873)	—
Non-current liabilities	(337,063)	—	(559,252)	—

Net (liability)/asset	$(335,133)	$26,908	$(558,262)	$14,328

Accumulated Other Comprehensive Loss:

The following table presents amounts recognized in accumulated other comprehensive loss related to pension and post-retirement plans:

	December 31,
	2013		2012
	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
	(In thousands)
Net prior service cost	$166	$—	$205	$—
Net actuarial loss	395,515	5,692	577,413	18,600
Transition asset	(119)	—	(138)	—

Accumulated other comprehensive loss	395,562	5,692	577,480	18,600
Tax on prior actuarial gains	23,813	3,026	23,813	3,026

Accumulated other comprehensive loss, after tax	$419,375	$8,718	$601,293	$21,626

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes changes in accumulated other comprehensive loss related to pension and post-retirement plans:

	Year Ended December 31,
	2013		2012
	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
	(In thousands)
Accumulated other comprehensive loss at January 1, after tax	$601,293	$21,626	$550,943	$27,814
Amortization of prior service cost and transition asset	(20)	—	(18)	—
Amortization of actuarial loss	(19,130)	(1,455)	(14,342)	(2,017)
Current year actuarial (gain)/loss	(162,768)	(11,453)	64,710	(4,171)

Accumulated other comprehensive loss at December 31, after tax	$419,375	$8,718	$601,293	$21,626

There were no tax effects on any changes in accumulated other comprehensive loss for the periods presented above.

The estimated net actuarial loss for the pension plans that will be amortized from accumulated other comprehensive loss into pension costs for the year ending December 31, 2014 is $12.7 million. For the post-retirement benefit plan, the estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into post-retirement costs for the year ending December 31, 2014 is insignificant.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The fair values of the plan assets by asset category were as follows:

	Fair Value Measurements as of December 31, 2013
	Level 1		Level 2		Total
	(In thousands)
Cash and cash equivalents	$4,888		$20,622	(a)	$25,510
Equity securities:
Domestic equity securities	179,687	(b)	—		179,687
International equity securities	97,619	(b)	2,717	(c)	100,336
Fixed-income securities:
U.S. treasuries	23,187	(b)	29,127	(d)	52,314
Corporate bonds	—		274,202	(d)	274,202
Asset-backed and mortgage-backed securities	—		5,020	(d)	5,020
Agency-backed bonds	—		3,359	(d)	3,359
Municipal bonds	—		13,038	(d)	13,038
Government bonds	—		19,038	(d)	19,038
Other types of investments:
Commingled funds — equities	20,558	(b)	204,782	(e)	225,340
Commingled funds — bonds	—		145,965	(f)	145,965
Derivatives	—		269		269

Total	$325,939		$718,139		$1,044,078

	Fair Value Measurements as of December 31, 2012
	Level 1		Level 2		Total
	(In thousands)
Cash and cash equivalents	$5,277		$18,410	(a)	$23,687
Equity securities:
Domestic equity securities	183,538	(b)	—		183,538
International equity securities	91,546	(b)	2,609	(c)	94,155
Fixed-income securities:
U.S. treasuries	61,173	(b)	—		61,173
Corporate bonds	—		248,680	(d)	248,680
Asset-backed and mortgage-backed securities	—		3,848	(d)	3,848
Municipal bonds	—		12,818	(d)	12,818
Government bonds	—		30,521	(d)	30,521
Other types of investments:
Commingled funds — equities	—		194,302	(e)	194,302
Commingled funds — bonds	—		139,954	(f)	139,954
Derivatives	20		535		555

Total	$341,554		$651,677		$993,231

(a)	These amounts represent cash equivalents and primarily include short-term investment funds which consisted of short-term money market instruments that are valued using quoted prices for similar assets and liabilities in active markets.

(b)	These domestic equity securities, international equity securities, U.S. treasuries and commingled equity funds are valued based on quoted prices in active markets.

(c)	These amounts include funds that invest primarily in equity securities that are traded less frequently than exchange-traded securities and are valued using inputs that include quoted prices for similar assets in active markets.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

(d)	These amount consists of investments that are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

(e)	These amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in publicly traded U.S. and non-U.S. equity securities, including securities with small and large market capitalization. The fair value was determined based on the net asset value per share of each investment at December 31, 2013 and 2012. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2013 and 2012, and with at least monthly frequency on an ongoing basis.

(f)	These amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in Treasury Inflation-Protected Securities and high-yield bonds. The fair value was determined based on the net asset value per share of each investment at December 31, 2013 and 2012. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2013 and 2012, and with at least monthly frequency on an ongoing basis.

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

The plan assets were classified as Level 2 and the fair values by asset category were as follows:

	December 31,
	2013	2012
	(In thousands)
Commingled funds — domestic equities(a)	$15,274	$14,431
Commingled funds — international equities(a)	15,226	14,292
Commingled funds — bonds(a)	45,568	42,989

Total	$76,068	$71,712

(a)	These amounts consist of investments in funds not registered with U.S. Securities and Exchange Commission, with underlying investments primarily in the equity securities included in the S&P 500 Index, non-U.S. equity securities and investment grade fixed-income securities. The fair value was determined based on the net asset value per share of each investment at December 31, 2013 and 2012. These funds are classified as Level 2 in the fair value hierarchy as the Company could redeem these investments with the sponsoring investment management organizations at December 31, 2013 and 2012, and with at least monthly frequency on an ongoing basis.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Plan Asset Allocations for Pension Plans and Post-retirement Benefit Plan:

The following table presents the actual plan asset allocations:

	December 31,
	2013		2012
	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
Equity securities	51%	40%	50%	40%
Debt securities	42%	60%	43%	60%
Real estate securities	7%	—	7%	—

Actuarial Assumptions:

The Company reassesses its benefit plan assumptions on a regular basis. The actuarial assumptions for the principal pension and post-retirement plans are as follows:

	Year Ended December 31,
	2013		2012		2011
	Pension Benefits	Post- retirement Life Benefits	Pension Benefits	Post- retirement Life Benefits	Pension Benefits	Post- retirement Life Benefits
Discount rate to determine net periodic cost	3.80%	4.20%	4.30%	4.50%	5.25%	5.70%
Discount rate to determine the benefit obligation as of December 31	4.70%	5.10%	3.80%	4.20%	4.30%	4.50%
Rate of compensation increase to determine net periodic cost	N/A	3.50%	N/A	3.50%	N/A	3.50%
Rate of compensation increase to determine the benefit obligation as of December 31	N/A	3.50%	N/A	3.50%	N/A	3.50%
Expected average rate of return on plan assets	7.30%	5.10%	7.75%	5.70%	7.75%	6.20%

The Company bases the salary increase assumptions on historical experience and future expectations. The expected rate of return for the Company’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that the benefit obligations are expected to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns based on historical market data, historical and expected returns on the various categories of plan assets, and the target investment portfolio allocations. The rates used are adjusted for any current or anticipated shifts in the investment mix of the plans. The rates also factor in the historic performance of the plans’ assets. The gain on the pension assets during 2013 was $88.6 million, with the gains recognized over the next five years through the return on asset assumption using the market-related value of assets (“MRVA”) with the amount not yet recognized through MRVA amortized under current accounting rules for recognizing asset and liability gains and losses.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Benefit Payments:

The following table reflects the benefit payments that the Company expects the plans to pay in the periods presented. These payments include amounts related to future service.

	Pension Benefits	Post- retirement Benefits
	(In thousands)
Year ending December 31, 2014	$89,010	$900
Year ending December 31, 2015	$88,671	$990
Year ending December 31, 2016	$89,803	$1,090
Year ending December 31, 2017	$88,307	$1,200
Year ending December 31, 2018	$88,421	$1,340
Years ending December 31, 2019 through December 31, 2023	$445,004	$9,620

The Company expects to contribute approximately $75.9 million to its pension plans during the year ending December 31, 2014. The Company does not expect to contribute to its post-retirement benefit plan in 2014.

LSI 401(k) Defined Contribution Plan

Eligible employees in the U.S. may participate in the LSI Corporation 401(k) Plan (the “Plan”). The Plan provides for tax-deferred and after-tax contributions for eligible employees and allows employees to contribute from 1% to 90% of their annual compensation on a pretax and after-tax basis. Effective June 1, 2012, the Plan allows employees to make Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax employee contributions up to 100% of the first 2% of eligible earnings and 50% of the next 3% of eligible earnings that are contributed by employees and may make additional variable matching contributions based on the Company’s performance. All matching contributions vest immediately except that matching contribution for new employees vest after two years of service. The Company’s matching contributions to the Plan totaled $24.0 million, $22.8 million and $18.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Note 8 — Supplemental Financial Information

	December 31,
	2013	2012
	(In thousands)
Inventories:
Raw materials	$66	$176
Work-in-process	23,940	52,003
Finished goods	132,288	154,144

Total inventories	$156,294	$206,323

Prepaid expenses and other current assets:
Prepaid expenses	$30,070	$40,555
Deferred tax asset	10,677	8,117
Other	30,853	31,700

Total prepaid expenses and other current assets	$71,600	$80,372

Property and equipment:
Land	$39,202	$39,107
Buildings and improvements	152,816	136,178
Equipment	317,380	310,602
Furniture and fixtures	20,358	22,622
Leasehold improvements	26,763	38,888
Construction in progress	14,961	15,718

Total property and equipment, gross	571,480	563,115
Accumulated depreciation	(269,192)	(293,368)

Total property and equipment, net	$302,288	$269,747

Other accrued liabilities:
Restructuring reserves — current	$16,597	$14,654
Deferred revenue	53,891	38,441
Accrued expenses	102,750	124,567

Total other accrued liabilities	$173,238	$177,662

Accumulated Other Comprehensive Loss

The following table presents the components of, and changes in, accumulated other comprehensive loss, net of taxes:

	Balance at December 31, 2012	Net Current Period Other Comprehensive Income(a)	Balance at December 31, 2013
	(In thousands)
Foreign currency translation adjustments	$39,881	$(5,354)	$34,527
Net unrealized gain on investments	4,484	(1,687)	2,797
Net unrealized gain/(loss) on derivatives	224	(797)	(573)
Defined benefit pension and post-retirement plans	(622,919)	194,826	(428,093)

Total accumulated other comprehensive loss	$(578,330)	$186,988	$(391,342)

(a)	The reclassified components of defined benefit pension and post-retirement plans were included in the computation of net periodic benefit cost (see Note 7). All other reclassified amounts were insignificant for the period presented.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Reconciliation of Basic and Diluted Shares

The following table provides a reconciliation of basic and diluted shares:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Basic shares	547,817	559,459	585,704
Dilutive effect of stock options, employee stock purchase rights and RSUs	19,662	21,089	15,189

Diluted shares	567,479	580,548	600,893

The weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an anti-dilutive effect on net income per share were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Anti-dilutive securities:
Stock options	19,422	29,477	41,927
RSUs	413	6,047	227

Note 9 — Identified Intangible Assets and Goodwill

Identified Intangible Assets

Identified intangible assets were comprised of the following:

	December 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Current technology	$930,767	$(798,588)	$930,767	$(751,236)
Customer base	444,439	(344,903)	444,439	(304,725)
Patent licensing	312,800	(228,867)	312,800	(198,346)
Order backlog	4,500	(4,500)	4,500	(4,500)
Trade names	1,800	(1,145)	1,800	(680)
Workforce	3,567	(3,567)	3,567	(3,567)
In-process research and development	51,300	—	51,300	—

Total identified intangible assets	$1,749,173	$(1,381,570)	$1,749,173	$(1,263,054)

The following table summarizes amortization expense and the weighted-average lives of identified intangible assets:

	Weighted- Average Lives	Year Ended December 31,
		2013	2012	2011
	(In months)	(In thousands)
Current technology	52	$47,352	$48,736	$49,243
Customer base	47	40,178	35,316	33,921
Patent licensing	36	30,521	30,618	32,125
Order backlog	3	—	4,500	—
Trade names	55	465	380	50
Workforce	72	—	521	596

Total	48	$118,516	$120,071	$115,935

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The estimated annual future amortization expenses related to identified intangible assets as of December 31, 2013 are as follows:

Amortization Expense
(In thousands)
Years ending December 31:
2014	$119,829
2015	112,167
2016	91,430
2017	32,046
2018 and thereafter	12,131

Total	$367,603

Goodwill

As of December 31, 2013 and 2012, goodwill was $255.0 million. After completing annual impairment reviews during the fourth quarters of 2013, 2012 and 2011, the Company concluded that goodwill was not impaired in any of these years. As of December 31, 2013 and 2012, accumulated impairment losses were $2.4 billion.

Note 10 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of December 31, 2013
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$444,480	(a)	$—		$444,480
Short-term investments:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$142,756	(b)	$142,756
Non-agency securities	—		607	(b)	607
Government and agency securities	35,521	(a)	58,875	(b)	94,396
Corporate debt securities	—		15,490	(b)	15,490
Commercial paper	—		13,821	(b)	13,821

Total available-for-sale debt securities	$35,521		$231,549		$267,070

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$2,921	(c)	$—		$2,921

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

	Fair Value Measurements as of December 31, 2012
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$364,596	(a)	$—		$364,596
Government and agency securities	—		6,479	(b)	6,479

Total cash equivalents	$364,596		$6,479		$371,075

Short-term investments:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$129,463	(b)	$129,463
Non-agency securities	—		1,393	(b)	1,393
Government and agency securities	17,042	(a)	49,658	(b)	66,700
Corporate debt securities	—		6,001	(b)	6,001
Commercial paper	—		900	(b)	900

Total available-for-sale debt securities	$17,042		$187,415		$204,457

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$1,689	(c)	$—		$1,689

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. Level 1 government and agency securities consist of U.S. government and agency securities, and their fair value is determined using quoted prices in active markets.

(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.

(c)	The fair value of marketable equity securities is determined using quoted prices in active markets. These amounts are included in non-current other assets in the consolidated balance sheets.

As of December 31, 2013 and 2012, the aggregate carrying values of the Company’s non-marketable securities were $44.3 million and $42.1 million, respectively, which are included in non-current other assets in the consolidated balance sheets.

During the year ended December 31, 2013, the Company recognized an unrealized gain of $0.7 million associated with certain non-marketable securities. Upon the acquisition of SandForce in January 2012, the Company recognized a gain of $5.8 million as a result of re-measuring its pre-acquisition equity interest in SandForce to estimated fair value. The Company also recognized a pre-tax gain of $2.6 million associated with a sale of certain non-marketable securities during the year ended December 31, 2012. There were no sales of non-marketable securities in 2013 or 2011.

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following tables summarize the Company’s available-for-sale securities:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$141,263	$4,329	$(2,229)	$143,363
Government and agency securities	94,245	352	(201)	94,396
Corporate debt securities	15,447	85	(42)	15,490
Commercial paper	13,821	—	—	13,821

Total short-term debt securities	$264,776	$4,766	$(2,472)	$267,070

Long-term marketable equity securities	$669	$2,252	$—	$2,921

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$125,563	$6,390	$(1,097)	$130,856
Government and agency securities	65,904	802	(6)	66,700
Corporate debt securities	5,864	137	—	6,001
Commercial paper	900	—	—	900

Total short-term debt securities	$198,231	$7,329	$(1,103)	$204,457

Long-term marketable equity securities	$669	$1,020	$—	$1,689

As of December 31, 2013, there were 204 investments in an unrealized loss position. The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	December 31, 2013
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$63,788	$(1,856)	$11,668	$(373)
Government and agency securities	27,053	(201)	—	—
Corporate debt securities	6,126	(42)	—	—

Total	$96,967	$(2,099)	$11,668	$(373)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$38,280	$(1,018)	$4,141	$(79)
Government and agency securities	18,301	(6)	—	—

Total	$56,581	$(1,024)	$4,141	$(79)

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

During the year ended December 31, 2011, the Company recognized an impairment charge of $0.2 million for marketable securities. There were no material impairment charges for marketable securities for the years ended December 31, 2013 or 2012. Net realized losses and gains on sales of available-for-sale securities were not material for the years ended December 31, 2013, 2012 or 2011.

Contractual maturities of available-for-sale debt securities as of December 31, 2013 were as follows (in thousands):

Due within one year	$38,354
Due in 1-5 years	88,401
Due in 5-10 years	8,239
Due after 10 years	132,076

Total	$267,070

The maturities of asset-backed and mortgage-backed securities were determined based on contractual principal maturities assuming no prepayments.

Note 11 — Segment, Geographic and Product Information

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

Significant Customers

The following table provides information about sales to the Company’s one customer that accounted for 10% or more of consolidated revenues in each of 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Percentage of consolidated revenues	25%	31%	25%

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

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues:
North America*	$622,032	$635,928	$520,193
Asia:
China (including Hong Kong)	643,759	788,077	569,710
Singapore	264,969	305,974	256,781
Taiwan	287,591	290,294	272,071
Other	346,053	300,688	224,948

Total Asia	1,542,372	1,685,033	1,323,510
Europe and the Middle East	205,825	185,126	200,255

Total	$2,370,229	$2,506,087	$2,043,958

	December 31,
	2013	2012
	(In thousands)
Long-lived assets:
North America*	$258,059	$241,443
Asia**	43,531	27,206
Europe and the Middle East	698	1,098

Total	$302,288	$269,747

*	Primarily the United States.

**	Primarily China, Singapore and Taiwan.

Information about Product Groups

The following table presents the Company’s revenues by product groups:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues:
Storage products	$1,846,698	$1,994,397	$1,487,069
Networking products	398,454	407,193	453,652
Other	125,077	104,497	103,237

Total	$2,370,229	$2,506,087	$2,043,958

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. Changes in the fair value attributable to changes in time value are excluded from the assessment of effectiveness and are recognized in interest income and other, net. The effective portion of the forward contracts’ gain or loss is recorded in other comprehensive income and, when the hedged expense is recognized, is subsequently reclassified into earnings within the same line item in the statements of operations as the impact of the hedged transaction. The ineffective portion of the gain or loss is reported in earnings immediately. As of December 31, 2013 and 2012, the total notional value of outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $42.7 million and $39.8 million, respectively.

Other Foreign-Currency Hedges

The Company enters into foreign-exchange forward contracts that are used to hedge certain assets and liabilities denominated in non-functional currencies and that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged. As of December 31, 2013 and 2012, the total notional value of outstanding forward contracts, not designated as hedges under hedge accounting, was $56.0 million and $31.6 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recognized losses of $3.5 million, $0.4 million and $3.1 million on other foreign-currency hedges, respectively. These amounts are included in interest income and other, net in the consolidated statements of operations and were substantially offset by the gains on the underlying foreign-currency-denominated assets or liabilities.

Fair Values of Derivative Instruments

The total fair value of derivative assets and liabilities was included in prepaid expenses and other current assets and in other accrued liabilities, respectively, in the consolidated balance sheets. As of December 31, 2013 and 2012, the total fair value of derivative assets and liabilities was immaterial.

Note 13 — Income Taxes

The provisions for/(benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$(19,521)	$10,400	$(2,850)
State	(1,128)	1,717	336
Foreign	11,469	20,141	13,601

Total current taxes	(9,180)	32,258	11,087

Deferred:
Federal	20,183	(50,645)	(7,240)
State	(408)	(157)	211
Foreign	2,541	(2,416)	(280)

Total deferred taxes	22,316	(53,218)	(7,309)

Total	$13,136	$(20,960)	$3,778

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The following table summarizes the domestic and foreign components of income before income taxes:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Domestic	$(19,292)	$65,341	$(31,636)
Foreign	157,082	109,927	125,426

Income before income taxes	$137,790	$175,268	$93,790

The following table summarizes significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Tax credit carryovers	$456,940	$413,225
Net operating loss carryforwards	721,151	968,648
Capital loss carryover	4,957	5,148
Future deductions for purchased intangible assets	152,244	184,366
Depreciation and amortization	36,585	97,867
Pension and post-retirement benefits	124,983	206,218
Future deductions for reserves and other	82,934	91,964

Total deferred tax assets	1,579,794	1,967,436
Valuation allowance	(1,459,307)	(1,781,702)

Net deferred tax assets	120,487	185,734

Deferred tax liabilities:
Tax deductible goodwill	(19,663)	(18,517)
Purchased intangible assets	(113,568)	(157,331)

Total deferred tax liabilities	(133,231)	(175,848)

Total net deferred tax (liabilities)/assets	$(12,744)	$9,886

Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets’ valuation allowance is primarily attributable to U.S. tax credit carryovers and net operating loss carryovers that could not be benefited under existing carry-back rules. Approximately $102.0 million of the valuation allowance at December 31, 2013 relates to tax benefits from stock option deductions, which will be credited to equity if and when realized.

In December 2013, the Company entered into an Advance Pricing Agreement (“APA”) with the Internal Revenue Service (“IRS”) in connection with the valuation of intellectual property in conjunction with a cost sharing arrangement. This APA has resulted in an intercompany recognition of prepaid U.S. income in the current year. The Company has utilized its available net operating losses to offset this income. The use of net operating losses has resulted in a reduction of deferred tax assets and a corresponding reduction in the valuation allowance of $252.4 million and had no impact on the effective tax rate.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

The American Taxpayers Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively extended research credits for a two year period from January 1, 2012 through December 31, 2013. The Company calculated research credits accordingly in 2013. The provisions of the Act did not have a material impact on the Company’s effective tax rate.

On September 13, 2013, the IRS and Treasury Department released final regulations related to the timing of deductibility of expenditures related to tangible property. These regulations apply to tax years beginning on or after January 1, 2014. The Company is currently assessing the impact of these regulations and does not expect that the application of these rules will have a material impact on its results of operations.

As of December 31, 2013, the Company had federal, state and foreign net operating loss carryovers of approximately $1,753.8 million, $1,373.3 million and $45.7 million, respectively. The federal net operating losses will begin expiring in 2020 through 2032. Certain state net operating losses expire from 2015 through 2032. The foreign net operating losses will begin expiring in 2017. Approximately $1,479.2 million of the federal net operating loss carryover and $1,180.7 million of the state net operating loss carryover relate to acquisitions and are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. As of December 31, 2013, the Company had tax credits of approximately $509.9 million, which began expiring in 2013.

A reconciliation of the provisions for/(benefit from) income taxes with the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Expected tax expense at federal statutory rate of 35%	$48,227	$61,344	$32,826
State taxes, net of federal benefit	(625)	2,373	2,363
Foreign rate differential	(32,226)	(11,953)	(25,607)
U.S. taxes on foreign earnings	4,642	5,043	32,793
Withholding taxes	9,082	7,842	8,770
Tax benefit related to valuation allowance release for SandForce acquisition	—	(42,365)	—
Change in valuation allowance	8,399	(9,432)	(23,439)
Nondeductible expenses	132	5,241	8,049
Tax refunds/credits	(719)	(1,964)	(2,926)
Tax benefit related to refundable R&D/alternative minimum tax credit	(500)	—	(530)
Tax deduction for loss on liquidation of subsidiary	—	(18,200)	—
Lapsed statute of limitations	(23,276)	(18,889)	(16,796)
Intraperiod allocation of tax benefit to continuing operations	—	—	(11,725)

Total tax provision/(benefit)	$13,136	$(20,960)	$3,778

The Company paid income taxes, net of refunds received, of $23.2 million, $21.0 million and $11.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has a tax holiday in effect for its business operations in Singapore effective January 1, 2009. The tax holiday allows for a reduced tax rate of 10% on the qualifying profits generated through December 31, 2018. For the years ended December 31, 2013, 2012 and 2011, the tax savings from this holiday were approximately $2.4 million, $2.8 million and $2.0 million, respectively, with no material per-share impact.

The Company has not provided for U.S. income and foreign withholding taxes on $72.5 million of cumulative undistributed earnings of various non-U.S. subsidiaries. Such earnings are intended to be reinvested

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

in the non-U.S. subsidiaries for an indefinite period of time. It is not practicable to estimate potential U.S. deferred tax liabilities on the foreign undistributed earnings due to the complex interplay under U.S. tax rules of various tax attributes such as net operating loss carryforwards and foreign tax credits, the availability and timing of which are not estimable.

Uncertain Income Tax Positions

As of December 31, 2013 and 2012, the Company had $188.7 million and $193.9 million of unrecognized tax benefits, respectively. The $188.7 million as of December 31, 2013 is related to unrecognized tax benefits that, if realized, would affect the effective tax rate of the Company.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations, the possible conclusion of ongoing tax audits in various jurisdictions around the world, or other negotiations with tax authorities. If those events occur within the next 12 months, the Company estimates that unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $22.5 million.

The Company files income tax returns at the U.S. federal level and in various state and foreign jurisdictions. With some exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits as a tax expense. For the years ended December 31, 2013, 2012 and 2011, the Company recorded charges to tax expense of approximately $6.2 million, $8.3 million and $6.3 million for interest and penalties, respectively. Also, for the years ended December 31, 2013, 2012 and 2011, the Company recorded tax benefits of approximately $9.8 million, $9.5 million and $8.6 million for interest and penalties, respectively, as a result of reductions to tax positions taken in a prior year, lapses in statutes of limitations and audit settlements. As of December 31, 2013 and 2012, the Company had $24.8 million and $28.4 million, respectively, of accrued interest and penalties which are included in non-current income tax liabilities in the consolidated balance sheets.

The following table sets forth a reconciliation of the beginning and ending amounts of the gross unrecognized tax benefits, excluding related interest and penalties:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at January 1	$193,894	$170,994	$151,898
Tax positions related to current year:
Additions	10,388	29,887	19,482
Tax positions related to prior years:
Additions	17,404	2,000	29,312
Reductions	(19,299)	—	(20,156)
Lapses in statute of limitations	(13,515)	(9,387)	(9,580)
Foreign exchange (gain)/loss	(202)	400	38

Balance at December 31	$188,670	$193,894	$170,994

Note 14 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third party. Revenues from sales by the Company to Seagate

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

were $588.6 million, $768.2 million and $520.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had accounts receivable from Seagate of $77.7 million and $94.0 million as of December 31, 2013 and 2012, respectively.

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

The Company purchased $40.4 million, $46.0 million and $49.0 million of inventory from SMP during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the amounts payable to SMP were $8.6 million and $9.2 million, respectively.

Note 15 — Commitments, Contingencies and Legal Matters

Operating Leases

The Company leases real estate and certain non-manufacturing equipment under non-cancelable operating leases, which expire through 2026. The Company also includes non-cancelable obligations under certain software licensing arrangements in this category. The facilities lease agreements typically provide for base rental rates that are increased at various times during the terms of the lease and for renewal options at the then fair market rental value. Future minimum payments under the operating lease agreements for the above-mentioned facilities, equipment and software are $35.0 million, $20.6 million, $11.9 million, $8.0 million, $6.7 million and $4.8 million for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

Rental expense under all operating leases was $40.3 million, $44.9 million and $37.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of December 31, 2013, the Company had purchase commitments of $337.2 million, which are due through 2018.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

Guarantees

Product Warranties:

The following table sets forth a summary of the changes in product warranties:

	Year Ended December 31
	2013	2012
	(In thousands)
Balance at the beginning of the period	$5,426	$6,334
Accruals for warranties issued during the period	107	1,183
Adjustments to pre-existing accruals (including changes in estimates)	3,312	(998)
Warranty liabilities assumed in SandForce acquisition	—	426
Settlements made during the period (in cash or in kind)	(295)	(1,519)

Balance at the end of the period	$8,550	$5,426

Standby Letters of Credit:

As of December 31, 2013 and 2012, the Company had outstanding obligations relating to standby letters of credit of $4.0 million and $4.1 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair values of the letters of credit approximate the contract amounts. The standby letters of credit generally renew annually.

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

LSI Corporation

Notes to Consolidated Financial Statements — (continued)

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

Note 16 — Discontinued Operations

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

Following is selected financial information included in income from discontinued operations:

Year Ended December 31, 2011
(In thousands)
Revenues	$210,591

Loss before gain on sale of external storage systems business and income taxes	$(27,579)
Gain on sale of external storage systems business	260,066
Benefit from income taxes	(8,992)

Income from discontinued operations	$241,479

There was no income or loss from discontinued operations for the years ended December 31, 2013 or 2012.

During the year ended December 31, 2011, the Company recognized $40.9 million of restructuring expense related to the external storage systems business as the Company terminated employees, closed several office locations, terminated contracts, discontinued various development projects and wrote off intangible assets and software due to the cancellation of development programs. Further, the Company released $21.0 million of deferred tax liabilities related to tax deductible goodwill in connection with the sale of the external storage systems business in 2011, which is included in the $9.0 million benefit from income taxes.

In 2011, stock-based compensation expense related to the external storage systems business was a benefit of $0.6 million due to the reversal of previously recognized expense for awards that did not vest as a result of the external storage systems business disposition.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of LSI Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of LSI Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 26, 2014

Supplementary Financial Data

Interim Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Year Ended December 31, 2013
Revenues	$568,636	$589,583	$606,943	$605,067
Gross profit	289,504	299,259	312,680	310,834
Net income	18,432	24,620	36,559	45,043
Basic income per share	$0.03	$0.04	$0.07	$0.08
Diluted income per share	$0.03	$0.04	$0.06	$0.08
Cash dividends declared per common share	$—	$—	$0.03	$0.03
Year Ended December 31, 2012
Revenues	$622,424	$659,573	$623,962	$600,128
Gross profit	286,912	331,888	312,651	300,414
Net income	75,197	58,713	39,665	22,653
Basic income per share	$0.13	$0.10	$0.07	$0.04
Diluted income per share	$0.13	$0.10	$0.07	$0.04

On January 3, 2012, the Company completed the acquisition of SandForce. The results of operations of SandForce and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements from January 3, 2012. During the first quarter of 2012, the Company recorded a $42.4 million tax benefit due to the partial release of the valuation allowance resulting from the net deferred tax liabilities arising from the SandForce acquisition.

During the first, second, third and fourth quarters of 2013, the Company recorded charges for restructuring of operations and other items, net, of $20.5 million, $7.8 million, $6.7 million and $17.4 million, respectively.

During the first, second, third and fourth quarters of 2012, the Company recorded charges for restructuring of operations and other items, net, of $15.5 million, $6.5 million, $4.2 million and $22.9 million, respectively.

In 2013, the Company’s fiscal quarters ended on March 31, June 30, September 29 and December 31. In 2012, the Company’s fiscal quarters ended on April 1, July 1, September 30 and December 31.

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

Our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 and is incorporated herein by reference.

Changes in Internal Controls:    During the fourth quarter of 2013, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

LSI Corporation

1110 American Parkway NE

Room 12A-106

Allentown, PA 18109

Attn: Response Center

Telephone: 1-800-372-2447

Apart from certain information about our executive officers that is set forth under the caption “Executive Officers of LSI” in Part I of this report and is incorporated herein by reference, unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2014 annual meeting, including the information set forth under the captions “Election of Directors — Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Structure and Composition — Audit Committee.”

Item 11.	Executive Compensation

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2014 annual meeting, including the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance — Director Compensation,” “Corporate Governance — Board Structure and Composition, and “Corporate Governance — Compensation Committee Interlocks and Insider Participation.”

The information in the section of an amendment to this Annual Report on Form 10-K or the proxy statement for our 2014 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2014 annual meeting, including the information set forth under the captions “Security Ownership” and “Equity Compensation Plan Information as of December 31, 2013.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the proxy statement for our 2014 annual meeting, including the information set forth under the captions “Related Persons Transaction Policy and Procedures” and “Corporate Governance — Board Structure and Composition.”

Item 14.	Principal Accounting Fees and Services

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the proxy statement for our 2014 annual meeting, including the information set forth under the caption “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of LSI Corporation and Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

(a)(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts	Deductions*	Balance at End of Period
2013
Accounts Receivable Allowances	$7	$9	$(10)	$6
2012
Accounts Receivable Allowances	$7	$9	$(9)	$7
2011
Accounts Receivable Allowances	$10	$7	$(10)	$7

*	Deductions include write-offs of uncollectible accounts and collections of amounts previously reserved.

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

Dated: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ABHIJIT Y. TALWALKAR Abhijit Y. Talwalkar	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2014

/S/ BRYON LOOK Bryon Look	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2014

* Charles A. Haggerty	Director	February 26, 2014

* Richard S. Hill	Director	February 26, 2014

* John H.F. Miner	Director	February 26, 2014

* Arun Netravali	Director	February 26, 2014

* Charles C. Pope	Director	February 26, 2014

* Michael G. Strachan	Director	February 26, 2014

* Gregorio Reyes	Director	February 26, 2014

* Susan Whitney	Director	February 26, 2014

*By:	/S/ BRYON LOOK
Bryon Look Attorney-in-fact February 26, 2014

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 15, 2013, by and among LSI Corporation, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing Inc. and Leopold Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 17, 2013.+

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 16, 2009.

3.2	By-laws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 14, 2011.

4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on March 2, 2009.

10.1	Form of Indemnification Agreement. Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2008.*

10.2.1	LSI Corporation Severance Policy for Executive Officers Non-Change-in-Control Program. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2011.*

10.2.2	LSI Corporation Severance Policy for Executive Officers Change-in-Control Program. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2011.*

10.3.1	1991 Equity Incentive Plan. Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 (No. 333-96543) filed on July 16, 2002.*

10.3.2	1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*

10.3.3	1991 Equity Incentive Plan Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*

10.4.1	1995 Director Option Plan. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (No. 333-106205) filed on June 17, 2003.*

10.4.2	Form of Annual Director Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.3 to our Current Report on Form 8-K filed on April 7, 2005.*

10.4.3	Form of Notice of Grant of Stock Options and Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.4 to our Current Report on Form 8-K filed on April 7, 2005.*

10.5	1999 Nonstatutory Stock Option Plan. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (No. 333-96549) filed on July 16, 2002.*

10.6.1	2003 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.1 to our Annual Report on Form 10-K filed on February 26, 2013.*

10.6.2	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option for Employees. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.3	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Employees.*

10.6.4	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.5	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.6	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units for Employees. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.7	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Employees.*

10.6.8	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units for Non-Employee Directors. Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.9	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.10	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and adjusted operating income performance tests). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2010.*

10.6.11	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and adjusted operating income performance tests — 2012). Incorporated by reference to Exhibit 10.6.8 to our Annual Report on Form 10-K filed on February 29, 2012.*

10.6.12	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Adjusted operating income and revenue performance tests — 2013). Incorporated by reference to Exhibit 10.6.12 to our Annual Report on Form 10-K filed on February 26, 2013.*

10.6.13	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Adjusted operating income and revenue performance tests — 2014).*

10.7.1	Agere Systems Inc. 2001 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q filed on May 5, 2006.*

10.7.2	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Nonstatutory Stock Option Agreement. Incorporated by reference to Exhibit 10.8 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*

10.8	LSI Corporation Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2009.*

10.9	Policy on Recoupment of Incentive Compensation. Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on February 26, 2010.*

10.10	Agere Systems Inc. Supplemental Pension Plan. Incorporated by reference to Exhibit 10.10 to Agere’s Registration Statement on Form S-1, File No. 333-51594, filed on February 7, 2001.*

10.11	LSI Corporation Deferred Compensation Plan.*

10.12	LSI Corporation Deferred Compensation Plan Adoption Agreement.*

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document

*	Denotes management contract or compensatory plan or arrangement.

+	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to the Agreement and Plan of Merger have been omitted. LSI hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, any or all omitted exhibits or schedules.

**	Furnished, not filed.

Note: The Securities and Exchange Commission file number for Agere Systems Inc. is 001-16397.