Form 10-K/A
period 2013-12-31
LSI CORP
filed 2014-04-24
CIK 703360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A No. 1

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $3.9 billion, based on the reported last sale price on The NASDAQ Stock Market of such equity on the last business day of the fiscal quarter ending on such date.

As of February 19, 2014, 558,329,719 shares of common stock were outstanding.

LSI Corporation

Form 10-K/A No. 1

For the Year Ended December 31, 2013

Explanatory Note

Because of our proposed acquisition by Avago Technologies Limited, we do not currently plan to hold an annual meeting of stockholders in 2014. Accordingly, we are filing this amendment to include in this report, the additional information required by Part III of Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board of Directors

Our business, property and affairs are managed under the direction of our Board of Directors. Members of the Board are kept informed about our business through discussions with our Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

Our Board of Directors consists of nine members. All directors are elected annually and serve until the next annual meeting or until their successors have been duly elected and qualified.

Set forth below is information about our directors and the specific experience, qualifications, attributes or skills that the Board considered in determining that each director should be a director of the company.

Name of Nominee	Age	Principal Occupation	Director Since
Charles A. Haggerty	72	Retired Chairman and Chief Executive Officer, Western Digital Corporation	2006
Richard S. Hill	62	Retired Chairman and Chief Executive Officer, Novellus Systems, Inc.	2007
John H.F. Miner	59	Managing Director, Pivotal Investments LLC	2006
Arun Netravali	67	Managing Partner, OmniCapital Group LLC	2007
Charles C. Pope	59	Retired Chief Financial Officer, Seagate Technology	2011
Gregorio Reyes	73	Management Consultant	2001
Michael G. Strachan	65	Retired Partner, Ernst & Young LLP	2009
Abhijit Y. Talwalkar	50	President and Chief Executive Officer of LSI	2005
Susan Whitney	64	Retired General Manager, IBM System x	2008

There are no family relationships between or among any of our directors or executive officers.

Mr. Haggerty was President and Chief Executive Officer of LeConte Associates, a consulting and investment firm, from 2000 through 2012. From 1993 to 2000, Mr. Haggerty was Chairman, President and Chief Executive Officer of Western Digital Corporation, a maker of hard disk drives for digital information storage. Previously he was with IBM Corporation, where he served in various general management roles including marketing, product development and operations capacities during a 28-year career. He serves on the boards of Deluxe Corporation and Pentair, Inc. and was a member of the board of directors of Imation Corp. from 2004 through 2013 and of Beckman Coulter, Inc. from 1996 to 2011. From his position as the head of a publicly-held maker of hard disk drives, he has experience with issues faced by those leading a public company and experience in an industry that is one of our target customers. He is also able to provide our Board with valuable insights gained over the last 20 years from his service as a director of other public companies and his service on a number of board committees.

Mr. Hill was Chief Executive Officer and a director of Novellus Systems, Inc., a supplier of integrated circuit manufacturing equipment, from 1993 through June 2012 and was Chairman of its board of directors from 1996 through June 2012. From April 2013, through May 2013, he served as interim chief executive officer of Tessera Technologies, Inc., which was involved in intellectual property licensing and digital imaging. Before joining Novellus, Mr. Hill spent 12 years at Tektronix, Inc., where he held a variety of positions, including President of Tektronix Development Company, Vice President of the Test and Measurement Group and President of Tektronix Components Corporation. Prior to joining Tektronix, he held engineering management and engineering positions at General Electric, Motorola and Hughes Aircraft Company. Mr. Hill is a director of Arrow Electronics, Inc., Cabot Microelectronics Corporation, Planar Systems, Inc., Tessera Technologies, Inc. and the University of Illinois Foundation. Mr. Hill was a member of the board of directors of SemiLEDs Corporation from 2010 to 2012. Novellus made equipment used by semiconductor foundries in the process of making integrated circuits. From his position as the head of Novellus and his memberships on the boards of companies in related fields, he has experience with issues faced by those leading a public company and is familiar with trends and developments in the semiconductor industry.

Mr. Miner has been a managing director of Pivotal Investments LLC, a venture capital fund, since January 2009, and is a director of three private companies. From 2003 to 2005, Mr. Miner was the President of Intel Capital, a venture capital organization of Intel Corporation, a microprocessor manufacturer, and a Corporate Vice President of Intel. He retired from Intel in 2005, after 22 years of service in various sales, engineering, marketing and general management roles. Mr. Miner was a director of Tessera Technologies, Inc. from March 2013 through June 2013. At Intel, Mr. Miner gained knowledge of a number of markets we serve, including the personal computer, server and networking markets. Through his experience in the venture capital industry, he also has skills in evaluating business opportunities.

Mr. Netravali has been Managing Partner of OmniCapital Group LLC, a venture capital firm, since 2004. From 2002 to 2003, Mr. Netravali was Chief Scientist for Lucent Technologies Inc., a provider of services, systems and software for communications networks. From 1999 to 2002, Mr. Netravali was President of Bell Labs as well as Lucent’s Chief Technology Officer and Chief Network Architect. Mr. Netravali was a member of the board of directors of Level 3 Communications Inc. from 2003 to 2011. Mr. Netravali has an extensive background in the technology industry and, in particular, the networking field that we serve.

Mr. Pope was Chief Financial Officer of Seagate Technology, a maker of hard disk drives, from 1998 through August 2008. From August 2008 through October 2010, he served as Executive Vice President — Corporate Development for Seagate. Mr. Pope has significant experience in the hard disk drive industry, which is one of our target customers, and with finance and financial reporting matters through his positions with Seagate and through other finance positions he held earlier in his career.

Mr. Reyes has served as the Chairman of our Board of Directors since 2007. Mr. Reyes has been a private investor and management consultant since 1994. He co-founded Sunward Technologies in 1985 and served as Chairman and Chief Executive Officer until 1994. Mr. Reyes serves on the board of directors of Dialog Semiconductor and Seagate Technology. Mr. Reyes has extensive experience in the technology industry and, through his position with Sunward and on other boards, with issues faced by those running a public company.

Mr. Strachan retired from Ernst & Young LLP in December 2008. During 2008, he was a member of Ernst & Young’s America’s Executive Board, which oversaw the firm’s strategic initiatives in North and South America. From 2007 to December 2008, he was a member of Ernst & Young’s U.S. Executive Board, which oversaw partnership matters in the U.S. for the firm. From 2000 through December 2008, he was Vice Chairman and Area Managing Partner for Ernst & Young offices between San Jose, California and Seattle, Washington, and was responsible for oversight of the firm’s operations in that area. He began his career at Ernst & Young in 1976. His experience in the accounting industry enables him to play a meaningful role in the oversight of our financial reporting and accounting practices.

Mr. Talwalkar has been our President and Chief Executive Officer and a member of our Board of Directors since 2005. Prior to joining LSI, Mr. Talwalkar was employed by Intel Corporation, a microprocessor manufacturer, from 1993 until 2005. At Intel, he held a number of management positions, including senior positions from 1995 to 2005. Mr. Talwalkar is a member of the board of directors of LAM Research Corporation. As the Chief Executive Officer of LSI, he has detailed and unique knowledge of the company’s operations, opportunities and challenges.

Ms. Whitney is retired from IBM, a provider of information technology products and services, where she most recently served from 2001 to 2007 as General Manager, IBM System x, IBM’s x86-based server division. She began her career at IBM in 1972. Ms. Whitney has over 35 years of experience in computer hardware and software and has extensive knowledge of related market requirements and trends and distribution systems, as well as financial business models. From running a global business, she also has insights into both developed and developing markets. She also has experience in markets we serve.

Audit Committee

The Board has an Audit Committee, which reviews our accounting policies and practices, internal controls, financial reporting practices and financial risks faced by the business. The Audit Committee selects and retains our independent auditors to examine our accounts, reviews the independence of the independent auditors and pre-approves all audit and non-audit services performed by the independent auditors. The committee also reviews our financial statements and discusses them with management and our independent auditors before we file those financial statements with the Securities and Exchange Commission. The Audit Committee regularly meets alone with our management, our independent auditors and the head of our Internal Audit Department, and each of them has free access to the Audit Committee at any time.

Messrs. Strachan (Chair), Haggerty and Pope are the members of the Audit Committee. The Board has determined that each of those individuals is financially literate and an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934.

Code of Ethics

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

LSI Corporation

1110 American Parkway NE

Room 12A-106

Allentown, PA 18109

Attn: Response Center

Telephone: 1-800-372-2447

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that, under the Securities and Exchange Commission’s rules for reporting of securities transactions by executive officers, directors and beneficial owners of more than 10% of our common stock, all required reports for 2013 under Section 16(a) of the Securities Exchange Act of 1934 were timely filed. Mr. Pope filed one late Form 4 in 2013 reporting two transactions that occurred in 2012.

Other

Information about our executive officers is set forth under the caption “Executive Officers of LSI” in Part I of this report.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Named Executive Officers

For 2013, the executive officers for whom the Securities and Exchange Commission’s rules require compensation disclosure were:

•	Abhijit Y. Talwalkar – our Chief Executive Officer.

•	D. Jeffrey Richardson – our Chief Operating Officer.

•	Bryon Look – our Chief Financial Officer and Chief Administrative Officer.

•	Gregory L. Huff – our Chief Technology Officer.

•	Jean F. Rankin – our General Counsel and Corporate Secretary.

We refer to these individuals as our “named executive officers.”

Goals of Our Compensation Program

Our compensation program is intended to support our strategic goals, to provide all of our executive officers with a comprehensive compensation package that will motivate them to drive both short-term and long-term business success and to allow us to attract, retain and reward talented individuals to lead the business.

In light of these objectives, we utilized the following guidelines in designing our compensation program for executive officers:

•	We should have base salaries and employee benefit programs that are competitive with the programs offered by companies with which we compete for executive talent.

•	We should provide executives with the opportunity to earn short-term cash incentives based primarily on our achievement of corporate financial, strategic and operational goals. Typically, the strategic and operational goals are intended to help drive our longer-term performance and include, for example, obtaining design wins and meeting product development deadlines. In addition, because more senior executives have a greater ability to have an impact on company performance, we believe a greater percentage of their total compensation opportunity should depend on achieving performance goals. We believe our chief executive officer can have the greatest impact on our performance, and accordingly, he has a higher percentage of his total compensation opportunity in the form of incentive pay than the other executive officers.

•	We should offer equity-based opportunities that provide long-term incentives for creating additional stockholder value. We believe that offering our executive officers the ability to realize value from increases in the market price of our shares through equity awards, including equity awards that will not pay out unless the company meets financial performance tests, aligns the interests of our executive officers with the long-term interests of our stockholders. Equity compensation forms a significant portion of the compensation package we offer our executive officers.

Role of the Compensation Committee and Management

The Compensation Committee of our Board of Directors is responsible for the compensation of our executive officers. It considers executive compensation over several months, at a number of committee meetings, attempting to set pay at levels it considers fair and appropriate given the markets in which we compete for executive talent, the goals of our compensation program and our business and operating performance.

The committee establishes our overall executive compensation strategy and administers our executive officer compensation program. It evaluates the performance of our executive officers and sets all aspects of their compensation. The committee performs this function with respect to our Chief Executive Officer along with the other independent members of the board. The committee obtains advice from an outside consultant, receives information from our Human Resources organization and, for officers other than our Chief Executive Officer, receives advice and recommendations from our Chief Executive Officer.

Compensation Consultant

The committee has an outside consultant, Exequity, LLP, that advises it and provides data on executive compensation issues. Exequity has been the committee’s consultant since 2010. Exequity does not work for the company in any capacity other than as an advisor to the Compensation Committee. The committee has not identified any conflicts of interest with Exequity’s work. At the committee’s request, Exequity performed the following assignments in connection with 2013 executive compensation actions:

•	Provided comparisons of our executive compensation packages with those of peer companies, including information about incentive plan metrics, as well as information about company stock price and financial performance.

•	Advised the committee on the design of short-term and long-term incentive plans.

•	Provided an analysis showing the relationship between Chief Executive Officer pay and company performance at LSI and peer companies. The analysis included information about compensation opportunity and realizable pay.

•	Provided an analysis of stock repurchases and stockholder dilution at peer companies.

•	Provided the committee with regulatory and trend updates.

•	Discussed with the committee materials prepared by management.

Our Benchmarking Practices

The committee reviews compensation information from other companies to assist it in making compensation decisions for executive officers, to compare LSI’s compensation to that of other companies with whom we may compete for executive talent.

For 2013 compensation decisions, the committee reviewed data from the following sources.

•	Proxy statements for a compensation peer group. We refer to this source as the “proxy peer data.”

•	Data for similar positions at technology companies in Northern California with annual revenues over $1 billion that participated in The Radford Executive Survey. We refer to this source as the “Radford Survey data.”

The following chart shows for each named executive officer the compensation data considered by the committee, as well as the primary data used for benchmarking purposes.

	Proxy Peer Data		Radford Survey Data
Abhijit Y. Talwalkar	CEO	✓	CEO
D. Jeffrey Richardson	2nd Highest Paid	✓	COO
Bryon Look	CFO	✓	CFO
Gregory L. Huff	—		Chief Technical Officer	✓
Jean F. Rankin	4th Highest Paid		General Counsel	✓

✓	indicates the primary benchmark used when setting 2013 pay.

The committee used Radford Survey data as the primary benchmark for Ms. Rankin and Mr. Huff because the proxy peer data did not include enough data for individuals with comparable positions.

Each year, we review the appropriateness of our peer group in light of changes to our company and our industry. Our intention is to use the same compensation peer group for several years unless circumstances necessitate a change. We did not change the peer group in 2013. We last modified our peer group in 2012 following the sale of our external storage systems business in 2011. Our peer group consists of 19 companies in directly comparable or closely related industries. LSI’s revenues closely approximated the median revenues of the peer group at the time the benchmarking analysis was conducted. We believe this group of similarly-sized semiconductor producers and equipment companies is a reasonable approximation of the competition LSI faces for top executive talent.

The peer group used for 2013 compensation decisions consisted of:

Advanced Micro Devices, Inc.	KLA-Tencor Corporation
Altera Corporation	Lam Research Corporation
Analog Devices, Inc.	Linear Technology Corporation
Atmel Corporation	Marvell Technology Group Ltd.
Avago Technologies Limited	MEMC Electronic Materials, Inc.
Broadcom Corporation	NVIDIA Corporation
Cypress Semiconductor Corporation	ON Semiconductor Corporation
Fairchild Semiconductor International	PMC-Sierra, Inc.
International Rectifier Corporation	Xilinx, Inc.
Intersil Corporation

You can find a list of the companies included in this year’s Radford Survey group and in the Radford Northern California group that the committee used last year after the Compensation Committee Report.

The committee reviewed compensation information for base salary, actual bonus, target bonus, total cash opportunity and long-term compensation, as well as total compensation.

Compensation Elements

Our executive officer compensation program includes the following types of pay:

•	Base salary.

•	Bonus incentives.

•	Equity incentives.

•	Severance benefits.

•	An allowance in lieu of executive perquisites.

•	Other benefits generally available to all of our employees.

Except for benefits available to employees generally, the Compensation Committee reviews each element of executive compensation separately and total compensation as a whole. The committee determines the appropriate mix of elements with a view to rewarding individual and company performance and to ensuring that, with respect to base salary, target bonus and equity compensation, we remain competitive with the executive officer compensation practices of our peers. The committee also reviews tally sheets that list the value of each major element of compensation that we pay to each of our executive officers in a year, as well as information about historical equity grants and potential gains at various stock prices.

In determining the extent of the use and the weight of each element of compensation, the committee considers the effect and importance of each element in meeting our compensation objectives. For example, base salary and generally available benefits allow us to remain competitive in the marketplace in order to continue to attract top talent. We typically structure our bonus incentives to reward executive officers for achieving corporate and organizational performance goals.

Cash Compensation

We typically set base salaries and target bonus percentages for individual executive officers when we hire them or when we promote them from other positions at the company. We review base salaries and target bonus percentages annually and at other times if individual circumstances make doing so appropriate. Circumstances under which we might make changes include:

•	When an individual’s role in the company changes and they have more or less responsibility or have more or less potential to affect our results.

•	When doing so maintains what we believe are appropriate relationships between the compensation provided to different LSI executive officers.

•	When we believe doing so is necessary for retention reasons.

•	When market data indicates that we are not compensating an individual competitively.

Our bonus program uses non-GAAP operating income to determine how much funding we provide for employee bonuses. We believe use of this measure balances the goals of increasing revenue and improving operating results. Non-GAAP operating income and non-GAAP operating income as a percentage of revenue are principal measures we use to evaluate the performance of our business. We minimize the risk that expenses are reduced to levels that threaten future performance by including operational metrics related to development of future products and customer satisfaction in the bonus program, and by including a revenue test in our long-term, performance-based restricted stock unit awards.

Non-GAAP operating income excludes stock-based compensation, amortization of acquisition-related intangibles, purchase accounting effect on inventory, restructuring of operations and other items, net, gain on remeasurement of a pre-acquisition equity interest to fair value and gain or loss on the sale or write-down of investments.

Equity Compensation

Our equity incentives include stock options and restricted stock units that are multi-year awards intended to provide incentives to our executive officers to increase stockholder value and to continue to serve as an employee of LSI at least until their options become exercisable or their restricted stock units vest.

In 2013, we awarded stock options and two types of restricted stock units to our named executive officers. The stock options have a seven-year term assuming continued employment and become exercisable at the rate of 25% per year. The performance-based restricted stock units vest in three years, but only if we meet two performance tests, and if the individual stays with the company. The time-based restricted stock units vest at the rate of one quarter per year for four years if the individual stays with the company.

We believe that the use of time-based restricted stock units in addition to stock options and performance-based restricted stock units helps further our retention goals by encouraging our executive officers to remain with the company and fully execute our design win and customer focus strategies. These strategies generally take a number of years to be fully implemented and reflected in our financial performance.

In 2013, the committee selected a dollar value that it intended to award each named executive officer in the form of equity compensation and allocated that amount to different forms of equity awards as follows:

•	45% as a stock option.

•	30% as performance-based restricted stock units.

•	25% as time-based restricted stock units.

We typically grant equity awards to employees broadly in early March of each year. We make other grants during the year principally for new hires, for retention and in connection with promotions. We generally make these other grants at the beginning of each month and at regularly scheduled board meetings. We do not decide when to make equity grants based on our plans for the public release of material information and do not time our release of material information to the public based on when we make equity grants.

The committee may take action to grant awards on a future date. In the context of our annual equity grant program, this enables all employees, including our executive officers, to have the same grant date for equity awards that are part of that program. Under that program, awards for different groups of employees are typically approved on different days, but all awards have the same grant date.

In determining levels of executive compensation, the committee reviews and considers existing equity awards, but does not have a formal policy concerning the impact of grants made in the past on future compensation.

Severance Benefits

We believe that reasonable severance arrangements can be beneficial both for executive officers and for the company. By providing some post-employment monetary security, these arrangements enable employees to focus more energy on the company’s business, particularly in times of uncertainty. Having a pre-determined amount of compensation that an executive officer will receive following a termination of employment may also reduce the amount of cost and effort we must expend in individual negotiations. You can find a description of our severance programs below under “Change-in-Control and Termination Arrangements.”

Allowance in lieu of executive perquisites

Before 2009, we provided our executive officers with a number of executive perquisites. In 2009, we replaced these benefits with a cash payment to reduce the burden of administering individual programs while providing our executives the flexibility to use the money for those services that are most important to them. The amount of the payment is $25,000 per year for our Chief Executive Officer and $20,000 per year for each of the other executive officers.

Company-wide Benefits

Our executive officers also are eligible to participate in the health and welfare programs that we make available to our employees generally, although with higher benefit levels in the case of life insurance and accidental death and dismemberment insurance. They can also participate in our 401(k) program and our employee stock purchase plan on the same terms as other employees.

Analysis of Compensation Risk

We have considered our compensation programs and policies for employees and do not believe that they are reasonably likely to have a material adverse effect on the company.

2013 Compensation Decisions

Overview

In 2013, we targeted total compensation opportunity, including base salary, target bonus percentage and equity compensation, in the third quartile, that is between the 50th and 75th percentiles, of the relevant peer group, in order to provide a competitive compensation opportunity to attract and retain talented individuals as senior managers of the company and to recognize the difficulty of achieving the goals in some of our incentive plans. To the extent that we do not attain our operating goals or our stock price does not increase, our executive officers may not achieve payouts in the third quartile. While we also targeted individual compensation elements in the same range, individual elements may vary based on factors such as: an assessment of the individual’s performance, the level of other pay elements, retention concerns, experience, succession planning considerations and what was negotiated when the individual initially joined the company. We set Mr. Richardson’s base salary and target bonus opportunity above the 75th percentile of second highest paid executive officers because most members of our compensation peer group did not have a chief operating officer and we believed that his responsibilities and ability to have an impact on our business generally exceeded those of the second highest paid executive officer at those companies.

Following the base salary adjustments described below, the committee believed that the compensation packages it awarded in February 2013 to the named executive officers had the following absolute values and were all in the third quartile of the pay packages awarded by the relevant peer companies.

Total Pay Opportunity for 2013

Name	Target total pay opportunity ($)(1)
Abhijit Y. Talwalkar	7,500,000
D. Jeffrey Richardson	4,037,500
Bryon Look	2,650,000
Gregory L. Huff	2,543,750	(2)
Jean F. Rankin	2,035,000

(1)	Target total pay opportunity includes base salary, bonus assuming payment at target and the value of equity awards granted. For several reasons, including the complexity of valuing our performance-based restricted stock units for financial reporting purposes, the committee assigned each performance-based restricted stock unit award a value equal to the target number of restricted stock units awarded multiplied by our closing stock price on the date of grant.
(2)	Includes a special retention restricted stock unit award valued at $500,000, which was not considered a part of Mr. Huff’s annual pay opportunity.

The amounts shown in the table above represent an estimate of what the named executive officers might earn, not actual cash payments we have made or may make to them. The actual amount they will earn could be more or less than the amounts shown and will depend on company performance, whether the named executive officers remain with the company and, in the case of equity awards, our future stock price.

Base Salary

The following table provides information about the base salaries of our named executive officers.

Base Salary Changes in 2013

Name	Annual Base Salary at 12/31/2012 ($)	Annual Base Salary at 12/31/2013 ($)	Change ($)
Abhijit Y. Talwalkar	800,000	800,000	—
D. Jeffrey Richardson	500,000	550,000	50,000
Bryon Look	450,000	450,000	—
Gregory L. Huff	375,000	425,000	50,000
Jean F. Rankin	420,000	420,000	—

The committee evaluated the base salaries of the named executive officers in February 2013, at which time it increased the base salaries of Messrs. Richardson and Huff based on its evaluation of peer company data and noting the fact that Mr. Richardson had not received an increase in 2012.

The committee did not change the base salary of Messrs. Talwalkar and Look or Ms. Rankin in 2013.

Bonus Incentives

The following table provides information about the target bonus for each of our named executive officers. The target bonus percentages shown are percentages of base salary.

Target Bonus Percentages for 2013

Name	Target Bonus (%)
Abhijit Y. Talwalkar	150
D. Jeffrey Richardson	125
Bryon Look	100
Jean F. Rankin	75
Greg Huff	75

The committee reviewed the target bonus percentages for each of the named executive officers in February 2013. At that time, it increased Mr. Talwalkar’s target bonus percentage from 135% of base salary to 150%, which was consistent with the 50th percentile of the compensation peer group. The committee also increased Mr. Richardson’s target bonus percentage from 110% of base salary to 125%, to maintain an appropriate relationship between his compensation and that of Mr. Talwalkar and to reflect Mr. Richardson’s importance to the company’s succession planning. The committee did not change the target bonus percentages of the other named executive officers in 2013.

The committee established a bonus program for all employees in February 2013. Under that program, no bonuses would be paid unless our non-GAAP operating income was at least $200 million. If that threshold was met, the program provided that individual bonuses would be based on both company and individual performance.

The program provided funding for bonuses according to the following table:

If non-GAAP operating income is:	Then the bonus pool will be calculated as follows:
Less than $200 million	No bonus pool

At least $200 million, but less than $400 million	13.11% of non-GAAP operating income minus $1.23 million

At least $400 million, but less than $470 million	12.81% of non-GAAP operating income

$470 million or more	$60.2 million plus 20% of non-GAAP operating income in excess of $470 million

The program capped the bonus that could be earned by any executive officer at an amount equal to twice the officer’s target bonus.

At the time the 2013 program was established, the Board-approved plan for 2013 estimated that non-GAAP operating income would be approximately $400 million. At that level of non-GAAP operating income, we estimated that the bonus pool available for employees would be approximately 80% of the sum of their target bonuses. Our actual non-GAAP operating income for 2013 was $383 million. Bonuses for our top performing tier of employees, approximately 11% of the plan participants, typically ranged from 94% to 110% of their target bonus. For the named executive officers, 70% of their target bonus opportunity was based on company financial performance and 30% was based on individual performance. Each named executive officer’s final bonus was thus determined pursuant to the following formula:

Bonus =	(Base salary x target bonus percentage) x (0.7 x company performance factor + 0.3 x individual performance factor)

The company performance factor for all eligible employees was 81%. The committee also set specific operational and strategic goals for the named executive officers that would be considered in determining their individual performance factors. These goals were intended to focus management on actions that would drive performance in areas that the committee believed were critical to our short-term and long-term business success. The committee believed that achieving the goals would require significant effort during the year and achievement was not assured. Those goals, along with the company’s performance against those goals, are described below.

(1)	Achieve the level of performance contemplated by our 2013 operating plan and achieve top quartile revenue and non-GAAP earnings growth compared to our peers.

•	Partially achieved. We achieved a number of operating plan targets, and did not achieve the relative revenue and non-GAAP earnings goal.

(2)	In our networking business, increase our content in customer base station and cloud control products.

•	Achieved. We made solid progress winning new business and improved the revenue profile of the business.

(3)	Increase revenue in our flash memory businesses.

•	Partially achieved. We significantly increased sales of our PCI-e flash adapters, although sales of our flash controllers were challenged while our next-generation product is under development.

(4)	Develop business in new areas.

•	Achieved.

(5)	Implement quality control programs for our manufacturing programs.

•	Achieved.

(6)	Advance LSI as a leading brand in data centers, mobile networks and flash memory, and as a growth company with investors.

•	Achieved.

In order to encourage the named executive officers to work together for the good of the company and its stockholders, the committee determined the company’s overall performance on these goals and used that evaluation to determine each named executive officer’s bonus, rather than determining individual bonuses by focusing on different goals. The committee considered our performance on these goals as a whole and did not assign a specific value or weight to any individual goal. It believed that the level of achievement reflected good performance in a difficult economy and excellent progress on strategic actions that could drive long-term business success. As a result, it awarded each named executive officer a bonus equal to 100% of his or her target bonus.

The following table shows the bonuses we paid to our named executive officers for 2013.

Bonuses for 2013

Name	Bonus ($)
Abhijit Y. Talwalkar	1,200,000
D. Jeffrey Richardson	687,500
Bryon Look	450,000
Gregory L. Huff	318,750
Jean F. Rankin	315,000

Equity Awards

The following table provides information about the value in the form of equity awards that the committee awarded in 2013 to our named executive officers.

Equity Awards in 2013

Name	Stock options ($)	Performance-based restricted stock units ($)(1)	Time-based restricted stock units ($)	Approximate value of equity awards ($)(1)
Abhijit Y. Talwalkar	2,475,000	1,650,000	1,375,000	5,500,000
D. Jeffrey Richardson	1,260,000	840,000	700,000	2,800,000
Bryon Look	787,500	525,000	437,500	1,750,000
Gregory L. Huff	585,000	390,000	825,000	1,800,000	(2)
Jean F. Rankin	585,000	390,000	325,000	1,300,000

(1)	Performance-based restricted stock unit value was converted to a number of shares using the methodology described below, which was viewed as reasonable by the committee, but which differs from the methodology later used to value these awards for financial reporting purposes.
(2)	Of this amount, $500,000 was attributable to a special retention award granted in 2013. We made this award because we believed that Mr. Huff’s technology insights and experience were important to our development of future businesses and his existing equity awards did not provide sufficient incentive for him to remain with the company. 50% of the special retention award is scheduled to vest on the second anniversary of the grant date and 50% is scheduled to vest on the fourth anniversary of the grant date.

Equity awards were increased for all proxy officers with the exception of Mr. Look when compared to 2012 awards. Equity awards generally are sized to arrive at a target compensation level that falls within the third quartile of the relevant peer group for each individual.

The stock options shown in the table have a seven-year term and become exercisable at the rate of 25% per year. With the exception of Mr. Huff’s retention grant, the time-based restricted stock units also vest at the rate of 25% per year. The performance-based restricted stock units will vest after three years if the two performance tests described below are met.

In 2013, we determined for each executive officer the dollar amount that we wanted to award to that individual as part of our annual compensation program in the form of equity awards. That amount is shown in the column “Approximate value of equity awards” in the table above, except that for Mr. Huff, that amount was less than the amount shown by the $500,000 value of his retention grant. The committee determined to award 45% of that value in the form of stock options, 30% in the form of performance-based restricted stock units and 25% in the form of time-based restricted stock units. The number of shares subject to each award was determined as follows:

Stock options: We divided 45% of the total amount by the value for financial reporting purposes of a stock option to purchase one share.

Performance-based restricted stock units. We divided 30% of the total amount by our closing stock price on the grant date to obtain the target number of performance-based restricted stock units.

Time-based restricted stock units. We divided 25% of the total amount by our closing stock price on the grant date.

The performance-based restricted stock units will vest in three years, but only if, over a three-year performance period, the percentage change in our revenue and the percentage change in our adjusted operating income, each relative to that of the companies in our compensation peer group, are at least equal to the thresholds described below. If the two thresholds are met, the number of performance-based restricted stock units that will vest will vary based on the level of our revenue performance, but cannot exceed twice the target number of restricted stock units. Adjusted operating income for this purpose is computed as GAAP operating income, excluding the impact of stock-based compensation, amortization of intangibles and restructuring charges.

The committee chose to measure our performance against our peers so that the level of payout from these awards would depend on how well we performed compared to our peers. The committee chose revenue and adjusted operating income as the tests because it believed that using both measures is more likely to lead to sustainable performance than either would individually because they balance the desire to increase revenue with the desire to increase profitability. The committee also believed that those measures are important to our investors. While the adjusted operating income metric is similar to the measure we use in our annual cash bonus program, the committee believed it appropriate to use that metric because at this point in our business cycle, improving profitability is one of our primary financial goals. The committee also felt that the use of the metric was different in the two programs. For the annual bonus program, the target was an absolute non-GAAP operating income amount based on our financial plan for the year. For the performance-based restricted stock unit program, the adjusted operating income metric is a relative performance metric, one that compares our performance against that of a peer group of companies.

The following table shows the number of performance-based restricted stock units that will vest at different levels of revenue growth performance, assuming the change in our adjusted operating income over the three-year performance period is at least at the 35th percentile of our compensation peer group. If our revenue performance is less than this level, none of the performance-based restricted stock units will vest.

Performance-Based Restricted Stock Unit Targets and Payouts

If LSI’s revenue growth is equal to or greater than the revenue growth of this percentage of the peer companies (%)	Multiply the target number of performance-based restricted stock units by the following percentage to determine how many restricted stock units vest (%)
Less than 35	0
35	25
60	100
75	200

In 2013, the committee changed the metric used to scale final payments from adjusted operating income to revenue to increase the importance of relative revenue growth compared to our peers. As was the case with the performance-based restricted stock units granted in 2012, LSI must perform at the 60th percentile of its peer group on the metric used to scale payments in order to earn the target number of shares granted, and must perform at the 75th percentile of its peer group on that metric to earn the maximum number of shares granted (200% of target).

Other Compensation Matters

Relationship of Mr. Talwalkar’s Compensation to that of Other Executive Officers

Mr. Talwalkar’s salary, target bonus opportunity and equity awards are each greater than those of our other executive officers because the Compensation Committee believes that the Chief Executive Officer has the ability to make decisions and take actions that will have a significantly greater impact on the company’s performance than the decisions made and the actions taken by the other executive officers. The committee believes that there is an appropriate relationship between the compensation of Mr. Talwalkar and the other executive officers.

Last Year’s Advisory Vote on Executive Compensation

At last year’s annual meeting, our stockholders voted on our 2012 executive compensation. At the meeting, stockholders approved our executive compensation in an advisory vote, with approximately 97% of the shares for which a vote was cast for or against being voted FOR our executive compensation. In light of that vote, the committee did not believe that any changes to our compensation program were needed.

Stock Ownership Guidelines

In 2010, we adopted stock ownership guidelines for our executive officers and members of our Board of Directors. Our Board believed that ownership of a meaningful amount of company stock would further align the interests of management and the Board with the interests of our stockholders. Under these guidelines, the individuals holding the positions listed below must achieve ownership of the number of shares shown by the later of March 2015 or five years from the date of appointment or election. Shares owned by an executive officer or an immediate family member, as well as one-half of time-based restricted stock units held by the executive officer, count toward the ownership requirement. Stock options and unvested performance-based restricted stock units do not count toward the ownership requirement.

Stock Ownership Guidelines

Position	Number of Shares
CEO	300,000
CFO or COO	80,000
Other Executive Officers	60,000
Members of the Board of Directors	20,000

At December 31, 2013, each of our named executive officers held enough shares to meet the ownership guidelines.

We do not allow executive officers to hedge either outstanding equity awards they hold or LSI stock they hold.

Policy on Recoupment of Compensation

We have a policy under which we can require an executive officer to repay cash bonuses and equity awards if we must make a material restatement of our financial statements as a result of the individual’s intentional misconduct. We believe it is important for the company to have a contractual right to recover compensation in these situations and to require executive officers to agree to this policy when we award them stock options.

Accounting and Tax Considerations

In designing our executive compensation programs, we consider the accounting and tax effects that each component of the program will or may have on the company and our executive officers. For incentive-based compensation, the Compensation Committee considers the desirability of having that compensation qualify for deductibility for tax purposes under Section 162(m) of the Internal Revenue Code. That law provides that non-performance-based compensation in excess of $1 million paid to certain executive officers is not deductible by the company for tax purposes.

The Compensation Committee balances the desirability of having compensation qualify for deductibility with our need to maintain flexibility in compensating executive officers in a manner designed to promote our goals. As a result, the Compensation Committee has not adopted a policy that all compensation must be deductible. For example, the time-based restricted stock units we award require only continued employment in order to vest. These awards are not designed to qualify for this deduction because we believe that the uncertainty as to vesting that would result from making those awards require meeting a performance test in order to vest would substantially reduce the retention value of providing those awards.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of LSI has reviewed and discussed the “Compensation Discussion and Analysis” section of this proxy statement with management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in this annual report on Form 10-K.

John H.F. Miner, Chairman

Richard S. Hill

Arun Netravali

Susan Whitney

Companies included in Radford Survey data – 2013 Compensation Decisions

Adobe Systems Incorporated	Infineon Technologies AG	Sandisk Corporation
Agilent Technologies, Inc.	Intel Corporation	Sanmina Corporation
Altera Corporation	Intuit Inc.	SAP AG
Apple Inc.	JDS Uniphase Corporation	Singapore Telecommunications
Applied Materials, Inc.	Juniper Networks, Inc.	Limited
Atmel Corporation	KLA-Tencor Corporation	Spansion Inc.
Autodesk, Inc.	Lam Research Corporation	SunPower Corporation
Avago Technologies Limited	Linear Technology Corporation	Symantec Corporation
Bio-Rad Laboratories, Inc.	Logitech International S.A.	Synnex Corporation
Brocade Communications	Marvell Technology Group Ltd.	Synopsys, Inc.
Systems, Inc.	Maxim Integrated Products, Inc.	Taiwan Semiconductor
Cisco Systems, Inc.	McKesson Corporation	Manufacturing Company Ltd.
eBay Inc.	NetApp, Inc.	Trimble Navigation Limited
Electronic Arts Inc.	NVIDIA Corporation	Verifone Systems, Inc.
Equinix, Inc.	NXP Semiconductors N.V.	VMware, Inc.
Fairchild Semiconductor	Oracle Corporation	Xilinx, Inc.
International, Inc.	PG&E Corporation	Xyratex Ltd.
Flextronics International Ltd.	Polycom, Inc.	Yahoo! Inc.
Google Inc.	salesforce.com, inc.	Zynga Inc.

Companies included in Radford Survey data – 2012 Compensation Decisions

Adobe Systems Incorporated	Google Inc.	NVIDIA Corporation
Agilent Technologies, Inc.	Intel Corporation	NXP Semiconductors USA Inc.
Altera Corporation	Intuit Inc.	Oracle Corporation
Apple Inc.	JDS Uniphase Corporation	salesforce.com, inc.
Applied Materials, Inc.	Juniper Networks, Inc.	SanDisk Corporation
Atmel Corporation	KLA-Tencor Corporation	Sanmina-SCI Corporation
Autodesk, Inc.	Lam Research Corporation	SAP AG
Avago Technologies Limited	Linear Technology Corporation	Spansion Inc.
Bio-Rad Laboratories, Inc.	Logitech International S.A.	SunPower Corporation
Brocade Communications Systems, Inc.	Marvell Technology Group Ltd.	Symantec Corporation
Cisco Systems, Inc.	Maxim Integrated Products, Inc.	Synopsys, Inc.
eBay Inc.	McAfee, Inc.	Taiwan Semiconductor Manufacturing Company Limited
Electronic Arts Inc.	McKesson Corporation	VMware, Inc.
Equinix, Inc.	National Semiconductor Corporation	Xilinx, Inc.
Flextronics International Ltd.	NetApp, Inc.	Yahoo! Inc.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information about the compensation of our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers in 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)		All Other Compensation ($)(3)	Total ($)
Abhijit Y. Talwalkar President and Chief Executive Officer	2013	803,087	—	4,674,996	2,475,000	1,200,000	—		59,864	9,212,947
	2012	803,087	—	2,289,367	2,249,999	1,230,221	—		60,130	6,632,804
	2011	800,010	272,832	803,400	2,721,940	677,168	—		51,005	5,326,355

D. Jeffrey Richardson Executive Vice President and Chief Operating Officer	2013	539,821	—	2,379,992	1,259,999	687,500	—		46,672	4,913,984
	2012	501,934	—	1,220,988	1,199,998	626,502	—		45,899	3,595,321
	2011	491,164	136,416	370,800	3,076,305	338,584	—		39,788	4,453,057

Bryon Look Executive Vice President, Chief Administrative Officer and Chief Financial Officer	2013	451,739	—	1,487,489	787,498	450,000	—		44,432	3,221,158
	2012	449,238	—	890,307	874,998	512,592	—		44,473	2,771,608
	2011	440,003	120,046	339,900	1,151,590	297,954	—		38,874	2,388,367

Gregory L. Huff (4) Senior Vice President and Chief Technology Officer	2013	414,333	—	1,604,984	584,999	318,750	—		42,617	2,965,683
	2012	366,893	—	616,527	254,512	320,370	—		57,276	1,615,578

Jean F. Rankin Executive Vice President, General Counsel & Secretary	2013	421,630	—	1,104,991	584,999	315,000	—	(5)	43,209	2,469,829
	2012	413,012	—	635,931	624,998	358,815	202,819		43,052	2,278,627
	2011	383,566	78,780	143,067	484,715	195,532	105,614		37,678	1,428,952

(1)	The amounts shown in this column reflect the grant date fair value of restricted stock units and stock options granted to the named individuals in the years indicated. You can find information about the assumptions we used in valuing stock options in note 4 to the financial statements included in Item 8. Amounts shown in the “Stock Awards” column are for restricted stock unit awards. Time-based restricted stock units were valued using our closing stock price on the date of grant. The following table shows information about performance-based restricted stock units.

	Value included in Summary Compensation Table for performance-based RSUs ($)(a)			Grant date value of performance- based RSUs at maximum level of performance ($)
Name	2013	2012	2011	2013	2012	2011
Abhijit Y. Talwalkar	3,300,000	1,164,371	—	3,300,000	2,249,992	3,079,704
D. Jeffrey Richardson	1,679,996	620,996	—	1,679,996	1,199,992	1,421,400
Bryon Look	1,049,995	452,812	—	1,049,995	874,999	1,302,954
Gregory L. Huff	779,996	249,053	—	779,996	505,897	—
Jean F. Rankin	779,996	323,434	—	779,996	624,993	548,426

(a)	These valuations are consistent with our estimate as of the grant date of the future compensation expense related to these awards to be recognized in our financial statements. Depending on our actual performance, it is possible that we may recognize a different level of expense, but not more than the amount shown in the maximum column.
(2)	The amounts shown in this column are all attributable to the change in the actuarial value of Ms. Rankin’s accumulated benefit under our pension plans.
(3)	Included in the amounts shown for 2013 are amounts paid for life and accidental death and dismemberment insurance, the value of gifts provided to conference attendees and the following amounts:

Name	Allowance in lieu of perquisites ($)	401(k) plan match and profit sharing ($)
Abhijit Y. Talwalkar	25,000	32,771
D. Jeffrey Richardson	20,000	24,579
Bryon Look	20,000	22,339
Jean F. Rankin	20,000	21,445
Gregory L. Huff	20,000	20,853

(4)	Mr. Huff became an executive officer in 2012.
(5)	The actuarial present value of Ms. Rankin’s accumulated pension benefits declined by $94,537 in 2013.

Grants of Plan-Based Awards for 2013

Name	Grant Date	Date of Board Action	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payout Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)		All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Abhijit Y. Talwalkar	—	—	468,563	960,750	2,400,000
	3/1/13	2/6/13				59,869	239,477	478,955					3,300,000
	3/1/13	2/6/13							199,564				1,374,996
	3/1/13	2/6/13									1,051,357	6.89	2,475,000
D. Jeffrey Richardson	—	—	268,447	550,430	1,375,000
	3/1/13	2/5/13				30,478	121,915	243,831					1,679,996
	3/1/13	2/5/13							101,596				699,996
	3/1/13	2/5/13									535,236	6.89	1,259,999
Bryon Look	—	—	175,711	360,281	900,000
	3/1/13	2/5/13				19,049	76,197	152,394					1,049,995
	3/1/13	2/5/13							63,497				437,494
	3/1/13	2/5/13									334,522	6.89	787,498
Gregory L. Huff	—	—	124,462	255,199	637,500
	3/1/13	2/5/13				14,150	56,603	113,207					779,996
	3/1/13	2/5/13							47,169				324,994
	3/1/13	2/5/13							72,568	(A)			499,994
	3/1/13	2/5/13									248,502	6.89	584,999
Jean F. Rankin	—	—	122,998	252,197	630,000
	3/1/13	2/5/13				14,150	56,603	113,207					779,996
	3/1/13	2/5/13							47,169				324,994
	3/1/13	2/5/13									248,502	6.89	584,999

(1)	These awards were established under the LSI Corporation Incentive Plan, as part of our 2013 bonus program. You can find a description of that program in the Compensation Discussion and Analysis section under the heading “2013 Compensation Decisions — Bonus Incentives.”
(2)	The amounts shown in these columns relate to performance-based restricted stock unit awards we granted under our 2003 Equity Incentive Plan. You can find a description of these awards in the Compensation Discussion and Analysis section under the heading “2013 Compensation Decisions — Equity Awards.”
(3)	The amounts shown in this column represent time-based restricted stock units granted under our 2003 Equity Incentive Plan. Except for grant (A) to Mr. Huff, which vests 50% after two years and 50% after four years, these restricted stock units vest at the rate of 25% per year, beginning on the first anniversary of the grant date.
(4)	The amounts shown in this column represent stock options granted under our 2003 Equity Incentive Plan. These stock options have a seven-year term and become exercisable at the rate of 25% per year, beginning on the first anniversary of the grant date.

Outstanding Equity Awards at Fiscal Year End 2013

The following table provides information as of December 31, 2013, on the holdings of stock options and restricted stock units by the individuals listed in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That HaveNot Vested ($)(3)
Abhijit Y. Talwalkar	400,000	—		9.25	2/8/14	886,814	9,790,427	323,643	3,573,019
	1,500,000	—		5.04	3/1/15
	100,000	—		5.04	3/1/15
	1,900,000	—		2.90	3/1/16
	562,500	187,500	(A)	5.51	3/1/17
	650,000	650,000	(B)	6.18	3/1/18
	193,719	581,154	(C)	8.53	3/1/19
	—	1,051,357	(D)	6.89	3/1/20
D. Jeffrey Richardson	200,000	—		9.25	2/8/14	428,518	4,730,839	171,157	1,889,573
	440,000	—		5.04	3/1/15
	640,000	—		2.90	3/1/16
	318,750	106,250	(A)	5.51	3/1/17
	300,000	300,000	(B)	6.18	3/1/18
	—	667,556	(E)	7.49	5/11/18
	103,317	309,948	(C)	8.53	3/1/19
	—	535,236	(D)	6.89	3/1/20
Bryon Look	200,000	—		9.25	2/8/14	351,965	3,885,694	121,628	1,342,773
	350,000	—		5.04	3/1/15
	600,000	—		2.90	3/1/16
	262,500	87,500	(A)	5.51	3/1/17
	275,000	275,000	(B)	6.18	3/1/18
	75,335	226,004	(C)	8.53	3/1/19
	—	334,522	(D)	6.89	3/1/20
Gregory L. Huff	187,500	187,500	(F)	7.63	5/10/18	255,874	2,824,849	37,874	418,129
	21,913	65,738	(C)	8.53	3/1/19
	—	248,502	(D)	6.89	3/1/20
Jean F. Rankin	100,000	—		10.23	4/2/14	183,298	2,023,610	87,420	965,117
	175,000	—		5.04	3/1/15
	235,000	—		2.90	3/1/16
	187,500	62,500	(A)	5.51	3/1/17
	115,750	115,750	(B)	6.18	3/1/18
	53,811	161,431	(C)	8.53	3/1/19
	—	248,502	(D)	6.89	3/1/20

(1)	The following table contains additional information about the exercisability of stock options that were not completely exercisable at December 31, 2013. In order for shares to become exercisable as provided below, the holder of the stock option must remain an employee of LSI through the date on which the shares become exercisable.

Grant Vesting Information
(A)	All shares became exercisable on 3/1/14.
(B)	One half of these shares become exercisable on each of 3/1/14 and 3/1/15.
(C)	One third of these shares become exercisable on each of 3/1/14, 3/1/15 and 3/1/16.
(D)	One quarter of these shares become exercisable on each of 3/1/14, 3/1/15, 3/1/16 and 3/1/17.
(E)	One quarter of these shares become exercisable on 5/11/14 and the remainder become exercisable on 5/11/15.
(F)	One half of these shares become exercisable on each of 5/10/14 and 5/10/15.

(2)	The following table contains additional vesting information for time-based restricted stock units and performance-based restricted stock units for which the performance condition was subsequently determined to have been met as of December 31, 2013, in each case outstanding at December 31, 2013. In order for these restricted stock units to vest, the holder must remain employed by LSI through the vesting date.

Name	Shares vesting on
	3/1/14	4/1/14	5/20/14	3/1/15	5/20/15	3/1/16	5/20/16	3/1/17
Abhijit Y. Talwalkar	140,363	498,334	—	115,363	—	82,863	—	49,891
D. Jeffrey Richardson	72,151	230,000	—	57,984	—	42,984	—	25,399
Bryon Look	54,113	210,834	—	42,446	—	28,697	—	15,875
Gregory L. Huff	16,240	17,792	52,500	52,524	37,500	16,241	15,000	48,077
Jean F. Rankin	35,073	88,742	—	26,739	—	20,951	—	11,793

(3)	The amounts shown in these columns relate to performance RSUs we granted in 2012 and 2013. Through the end of 2013, our performance would have provided a payout on the 2012 awards at the maximum level and would not have resulted in a payout on the 2013 awards. Pursuant to Securities and Exchange Commission rules, the information we are providing about these RSUs assumes the maximum level of performance is met for the 2012 awards and the threshold level of performance is met for the 2013 awards. The following table provides information about the vesting of these awards. The actual number of performance RSUs that vest will depend on future company performance and whether the holder remains employed by LSI through the vesting date and may be different than the amounts shown below.

Name	Shares vesting April 1, 2015 (#)	Shares vesting April 1, 2016 (#)
Abhijit Y. Talwalkar	263,774	59,869
D. Jeffrey Richardson	140,679	30,479
Bryon Look	102,579	19,049
Gregory L. Huff	23,724	14,151
Jean F. Rankin	73,270	14,151

Option Exercises and Stock Vested in 2013

The following table summarizes information about stock options exercised and restricted stock units that vested in 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Abhijit Y. Talwalkar	—	—	320,471	2,129,845
D. Jeffrey Richardson	120,000	449,403	177,084	1,175,796
Bryon Look	100,000	215,365	145,572	966,498
Gregory L. Huff	—	—	59,740	417,934
Jean F. Rankin	—	—	99,945	662,554

Pension Benefits for 2013

In connection with our merger with Agere Systems in 2007, we assumed Agere’s pension plans. Ms. Rankin is a participant in Agere’s pension plans. The following table sets forth information about her participation in those plans as of December 31, 2013:

Name	Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit($)		Payments During Last Fiscal Year ($)
Jean F. Rankin	Agere Systems Inc. Pension Plan	18.92	(1)	426,123	(2)	—
	Agere Systems Inc. Supplemental Pension Plan	18.92	(1)	813,416	(3)	—

(1)	The amount shown is Ms. Rankin’s years of service on April 6, 2009, when service-based accruals under the Agere Systems Inc. Pension Plan were discontinued. Ms. Rankin will continue to earn service credit for benefit eligibility and early retirement reduction purposes. Ms. Rankin’s actual total service as of December 31, 2013 was 23.67 years.
(2)	To compute this amount, we assumed that Ms. Rankin would retire at age 65 and then receive a monthly annuity from the plan. The present value of her benefit was calculated using an interest rate of 4.70% and the male and female annuitant mortality tables prescribed by the Pension Protection Act for 2014. No pre-retirement mortality was assumed.
(3)	To compute this amount, we assumed that Ms. Rankin would retire immediately and then receive a lump-sum payment from the plan. The Supplemental Pension Plan benefit has two components. The first component is an excess retirement benefit which is based upon the service based formula of the Agere Systems Inc. Pension Plan for pay in excess of the compensation limits under that plan. The second component is the minimum pension benefit in which Mrs. Rankin vested at age 50. The minimum pension benefit is offset by all other qualified and nonqualified defined benefit pension benefits. For purposes of converting Ms. Rankin’s excess retirement benefit into a lump sum form of payment, we used an interest rate of 4.50% and the unisex mortality table prescribed by the Pension Protection Act for lump sum distributions in 2013. For purposes of converting Ms. Rankin’s net minimum retirement benefit into a lump sum form of payment, we used an interest rate of 8.25% and the unisex mortality table prescribed by the Pension Protection Act for lump sum distributions in 2013.

The Agere pension plans applicable to Ms. Rankin contain two programs, one in which benefits are based on years of service and compensation history and one that is an account balance program. Which program an employee participates in, and whether they participate in the plans at all, depends on the date the employee was hired.

Ms. Rankin participates in the service-based program. Under this program, a participant’s annual pension benefit is equal to 1.4% of the sum of the individual’s:

•	Average annual pay (base salary and annual bonus award) for the five years ending December 31, 1998, excluding the annual bonus award paid in December 1997, times the number of years of service prior to January 1, 1999;

•	Pay subsequent to December 31, 1998 and prior to April 6, 2009; and

•	Annual bonus award paid in December 1997.

The normal retirement age under the service-based program is 65. Participants can retire at any time with a reduced benefit. Participants who are at least age 50 with at least 15 years of service can retire with a subsidized early retirement benefit based on service and compensation history through December 31, 2004. A 3% reduction is applied to the benefits accrued through December 31, 2004 for each year that age plus total years of service at retirement is less than 75. At December 31, 2013, Ms. Rankin was eligible to retire under this provision.

Federal laws place limitations on compensation amounts that may be included under the Agere Systems Inc. Pension Plan. In 2009, the last year qualified accruals were earned, up to $245,000 in eligible base salary and bonus could be included in the calculation under the plan.

Compensation and benefit amounts that exceed the applicable federal limitations are taken into account, and pension amounts related to annual bonus awards payable to Ms. Rankin are paid, under the Agere Systems Inc. Supplemental Pension Plan. That plan is a non-contributory plan and has the same two programs and uses the same benefit formulas and eligibility rules as the Pension Plan. Pension amounts under the Pension Plan and Supplemental Pension Plan are not subject to reductions for social security benefits or other offset amounts.

The Supplemental Pension Plan also provides executive officers with minimum pensions. Eligible retired executive officers and surviving spouses may receive an annual minimum pension equal to 15% of the sum of final base salary plus target annual bonus. This minimum pension will be offset by other amounts received by plan participants under the Pension Plan and Supplemental Pension Plan. At December 31, 2013, Ms. Rankin was eligible to retire and receive this benefit.

Change-in-Control and Termination Arrangements

We have two policies that provide severance benefits for executive officers. The LSI Corporation Severance Policy for Executive Officers – Non-Change-in-Control Program applies when a change in control for purposes of Section 409A of the Internal Revenue Code has not occurred. The LSI Corporation Severance Policy for Executive Officers – Change-in-Control Program applies when a change in control has occurred within a specified period of time before an executive officer leaves the company.

Benefits When a Change in Control has not Occurred

If an executive officer’s employment is terminated other than for cause (as defined below) and no change in control has occurred within the preceding 18 months, in the case of our chief executive officer, or 12 months, in the case of other executive officers, then pursuant to the Non-Change-in-Control Program, the individual will be entitled to receive from LSI the following if the individual timely executes a separation agreement:

•	Payments equal to:

•	In the case of the President and Chief Executive Officer, 1.5 times the sum of (i) his or her base salary plus (ii) his or her average annualized cash bonus for the most recent three years.

•	In the case of the Chief Operating Officer, 2 times his or her base salary.

•	In the case of all other executive officers, 1.75 times his or her base salary.

•	In the case of the President and Chief Executive Officer, immediate vesting of all outstanding equity awards, other than those with performance-based vesting, that would have vested by the 18-month anniversary of the termination date, with any awards having annual vesting being deemed to have monthly vesting for this purpose.

•	Reimbursement for a period of 18 months, in the case of the President and Chief Executive Officer, and 12 months for other executive officers, of COBRA health insurance costs.

The payments described in the first bullet above will be made in 12 monthly installments beginning the month after the executive officer leaves the company. If necessary for the payments to come within the “short-term deferral” rule of Section 409A of the Internal Revenue Code, the payments will be made in a smaller number of installments.

Benefits When a Change in Control has Occurred

If a change in control has occurred within the time periods set forth above, then pursuant to the Change-in-Control Program, an executive officer whose employment is terminated other than for cause or who terminates his or her employment for “good reason” (as defined below) will be entitled to receive from LSI the following if the individual timely executes a separation agreement:

•	A lump sum amount equal to:

•	In the case of the President and Chief Executive Officer, 2.75 times the sum of (i) his or her base salary plus (ii) his or her target bonus.

•	In the case of other executive officers, 2 times the sum of (i) his or her base salary plus (ii) his or her target bonus.

•	Immediate vesting of all outstanding equity awards.

•	Reimbursement of COBRA health insurance costs for a period of 18 months.

If the executive officer’s severance payments would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the severance payments will be reduced to the greater of:

(a)	The largest portion of the payments that would not be subject to the excise tax, or

(b)	The portion of the payments that results in the executive officer receiving the greatest amount on an after-tax basis.

Additional Terms and Definitions Applicable to Both Policies

The separation agreement must include a full release of claims, an agreement not to compete with LSI, an agreement not to solicit LSI’s employees and a non-disparagement agreement for the term of the severance period.

“Cause” is defined in the policies to mean an executive officer’s:

•	Material neglect (other than as a result of illness or disability) of his or her duties or responsibilities, or

•	Conduct (including action or failure to act) that is not in the best interest of, or is injurious to, LSI.

“Good reason” is defined in the Change-in-Control Program to mean the occurrence of any of the following events without the executive officer’s written consent:

•	A material reduction in the individual’s duties or responsibilities compared to those in effect immediately prior to the reduction, or the assignment to the individual of materially reduced duties or responsibilities.

•	A material reduction in the individual’s base salary.

•	A material relocation of the individual’s principal office, although a relocation of less than 50 miles from the individual’s then present office location will not be deemed material.

In order to claim a good reason termination, (a) the individual must notify the company of the event constituting good reason within 30 days of its initial occurrence, (b) the individual must assert a termination for good reason by written notice to the company within three months of the initial occurrence of the good reason, and (c) the company must have been given at least 30 days to cure the event that constitutes good reason and shall have failed to have done so.

The following table shows the potential payments that would have been made to Messrs. Talwalkar, Richardson, Look, and Huff and Ms. Rankin had a termination without cause occurred as of December 31, 2013, in each case unrelated to a change in control of LSI. On that date, LSI’s stock price was $11.04 per share.

Potential Payments Upon Termination Without Cause at December 31, 2013

Name	Cash Severance Payment ($)	Continuation of Health Insurance Benefits ($)	Value of Accelerated Stock Options ($)(1)	Value of Accelerated Restricted Stock Units ($)	Pension Payout ($)	Total ($)
Abhijit Y. Talwalkar	2,890,110	30,153	7,744,157	3,051,909	—	13,716,329
D. Jeffrey Richardson	1,100,000	20,102	—	—	—	1,120,102
Bryon Look	787,500	20,102	—	—	—	807,602
Gregory L. Huff	743,750	20,102	—	—	—	763,852
Jean F. Rankin	735,000	14,939	—	—	1,410,647	2,160,586

(1)	Represents the aggregate amount by which the accelerated stock options would be “in-the-money.”

The following table shows the potential payments that would have been made to Messrs. Talwalkar, Richardson, Look and Huff and Ms. Rankin had a termination without cause or for good reason occurred on December 31, 2013 and within the appropriate time period after a change in control of LSI.

Potential Payments Upon Termination Following a Change in Control at December 31, 2013

Name	Lump Sum Severance Payment ($)	Continuation of Health Insurance Benefits ($)	Value of Accelerated Stock Options ($)(1)	Value of Accelerated Restricted Stock Units ($)	Pension Payout ($)	Total ($)
Abhijit Y. Talwalkar	5,500,000	30,154	10,017,704	11,139,481	—	26,687,339
D. Jeffrey Richardson	2,475,000	30,154	7,414,585	5,583,734	—	15,503,473
Bryon Look	1,800,000	30,154	3,775,911	4,129,335	—	9,735,400
Gregory L. Huff	1,487,500	30,154	1,835,660	3,482,491	—	6,835,805
Jean F. Rankin	1,470,000	22,408	2,344,645	2,563,107	1,410,647	7,810,807

(1)	Represents the aggregate amount by which the accelerated stock options would be “in-the-money.”

If Ms. Rankin had resigned on December 31, 2013, she would have been eligible for an immediate single life annuity of $3,128 per month from the Agere Systems Inc. Pension Plan and an immediate lump sum payment of $827,329 from the Agere Systems Inc. Supplemental Pension Plan.

DIRECTOR COMPENSATION

We pay directors who are not employees of the company cash retainers and grant them equity awards. The table below summarizes the compensation we paid for 2013 to each person who served as a non-employee director at any time during 2013.

Director Compensation for 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Charles A. Haggerty	87,000	63,994	95,999	246,993
Richard S. Hill	93,000	63,994	95,999	252,993
John H.F. Miner	105,500	63,994	95,999	265,493
Arun Netravali	93,000	63,994	95,999	252,993
Charles C. Pope	88,000	63,994	95,999	247,993
Gregorio Reyes	133,000	63,994	95,999	292,993
Michael G. Strachan	104,000	63,994	95,999	263,993
Susan Whitney	100,500	63,994	95,999	260,493

(1)	Each director received one stock option and one grant of restricted stock units in 2013. The amounts shown in these columns reflect the grant date fair value of the stock option or restricted stock units granted to the named individual. You can find information about the assumptions we used in valuing these stock options in note 4 to the financial statements included in Item 8. The restricted stock units were valued using the closing price of our stock on the grant date. The following table presents additional information about stock options and restricted stock units held by our non-employee directors at the end of 2013.

Name	Number of Restricted Stock Units Held at 12/31/13	Number of Shares Subject to Stock Options Held at 12/31/13
Charles A. Haggerty	9,288	231,528
Richard S. Hill	9,288	311,528
John H.F. Miner	9,288	341,528
Arun Netravali	9,288	311,528
Charles C. Pope	9,288	126,404
Gregorio Reyes	9,288	401,528
Michael G. Strachan	9,288	251,528
Susan Whitney	9,288	96,641

Our standard director cash compensation program is shown in the table below. Directors who are employees of the company receive no additional compensation for their service as a director. In addition to the payments shown below, each non-employee director receives a stock option and restricted stock units when he or she first becomes a director and each March 1 thereafter if he or she has been a director for at least six months. The number of shares subject to the stock option is determined by dividing $96,000 by the value for financial reporting purposes of an option to purchase one share. The number of restricted stock units received is equal to $64,000 divided by our closing stock price on the date of grant. We believe this results in the stock option and restricted stock units the director receives having an aggregate value of approximately $160,000, with 60% of the value in the form of the stock option and 40% of the value in the form of the restricted stock units. The stock options become exercisable in full six months after the date of grant and the restricted stock units vest in full one year after the date of grant. Options granted to a director may be exercised only while the director serves on the Board, within 12 months after death or following termination of service on the Board as a result of total disability or within 90 days after the individual ceases to serve as a director of LSI for a reason other than death, total disability or misconduct, but in no event after the seven-year term of the option has expired.

Compensation Element	Amount ($)
Annual retainer for Chairman of the Board	120,000
Annual retainer for each other director	60,000
Additional retainer per Board meeting attended in excess of six per year	1,000
Additional annual retainer for the Chairman of the Audit Committee	30,000
Additional annual retainer for each other member of the Audit Committee	15,000
Additional annual retainer for the Chairman of the Compensation Committee	22,500
Additional annual retainer for each other member of the Compensation Committee	10,000
Additional annual retainer for the Chairman of the Nominating and Corporate Governance Committee	17,500
Additional annual retainer for each other member of the Nominating and Corporate Governance Committee	10,000

Compensation Committee Interlocks and Insider Participation

Messrs. Hill, Miner and Netravali and Ms. Whitney served on our Compensation Committee in 2013. None of these individuals has ever been an employee of LSI, none of them was involved in a transaction involving LSI that we are required to disclose under “related person transaction” rules (Item 404 of Regulation S-K) and no “compensation committee interlocks” as contemplated by Item 407(e)(4) of Regulation S-K existed during 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about our Equity Compensation Plans as of December 31, 2013

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	60,386,663		$3.76	45,865,221	(1)
Equity compensation plans not approved by security holders(2)	3,919,561		$7.28	—

Total	64,306,224	(3)	$3.98	45,865,221	(1)

(1)	Of this amount, 14,290,740 shares were available for awards of restricted stock or restricted stock units under our 2003 Equity Incentive Plan. Those shares were also available for stock option awards. The amount shown also includes 26,732,524 shares that were available for purchase under our Employee Stock Purchase Plan.
(2)	In connection with a number of acquisitions we have made, we have assumed equity awards originally granted by the acquired company. The table does not include information about those awards. At December 31, 2013 and pursuant to those awards, up to 2,700,820 shares were issuable upon exercise of outstanding stock options and stock appreciation rights, with a weighted average exercise price of $0.88 per share. We will not issue any further awards under the plans pursuant to which these awards were issued.
(3)	Includes 41,651,242 shares that were issuable upon exercise of outstanding stock options and stock appreciation rights and up to 22,654,982 shares that were issuable upon vesting of restricted stock units.

You can find additional information about our equity compensation plans in note 4 to our consolidated financial statements in Item 8.

Ownership of our Common Stock

The following table sets forth information about the beneficial ownership of LSI common stock as of April 2, 2014, by all persons known to us to be beneficial owners of more than five percent of our common stock, by all directors, by executive officers named in the Summary Compensation Table and by all current directors and executive officers as a group. On April 2, 2014, 564,692,890 shares of our common stock were outstanding.

Name	Number of Shares Beneficially Owned(1)		Percent of Common Stock Beneficially Owned (%)
The Vanguard Group, Inc.	36,925,374	(2)	6.5
Boston Partners	35,653,200	(3)	6.3
FMR LLC	34,140,283	(4)	6.0
BlackRock, Inc.	30,250,666	(5)	5.4
Charles A. Haggerty	510,288	(6)		*
Richard S. Hill	340,816			*
John H.F. Miner	397,848	(7)		*
Arun Netravali	353,748			*
Charles C. Pope	153,131			*
Gregorio Reyes	569,508	(8)		*
Michael G. Strachan	350,288	(9)		*
Susan Whitney	185,194			*
Abhijit Y. Talwalkar	6,740,113		1.2
D. Jeffrey Richardson	2,931,405			*
Bryon Look	2,402,549			*
Jean F. Rankin	1,301,313			*
Gregory Huff	543,074			*
All current directors and executive officers as a group (14 individuals)	17,157,795		3.0

*	less than 1%

(1)	Includes beneficial ownership of the following numbers of shares of LSI common stock that may be acquired within 60 days of April 2, 2014, pursuant to stock options and restricted stock units awarded under LSI stock plans:

Name	Number of shares subject to stock options	Number of restricted stock units
Mr. Haggerty	231,528	—
Mr. Hill	311,528	—
Mr. Miner	341,528	—
Mr. Netravali	311,528	—
Mr. Pope	126,404	—
Mr. Reyes	371,528	—
Mr. Strachan	251,528	—
Ms. Whitney	96,641	—
Mr. Talwalkar	5,875,277	—
Mr. Richardson	2,462,331	—
Mr. Look	1,946,801	—
Ms. Rankin	1,003,373	—
Mr. Huff	387,202	52,500
All current directors and executive officers as a group	14,030,820	52,500

(2)	As reported in Schedule 13G/A filed February 12, 2014 with the Securities and Exchange Commission by The Vanguard Group, Inc. The Vanguard Group, Inc. has sole voting power over 898,773 shares, sole dispositive power over 36,103,501 shares and shared dispositive power over 821,873 shares. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(3)	As reported in Schedule 13G filed February 12, 2014 with the Securities and Exchange Commission by Boston Partners. Boston Partners has sole voting power over 26,716,970 shares, shared voting power over 152,795 shares and sole dispositive power over 35,653,200 shares. The address for Boston Partners is One Beacon Street, Boston, Massachusetts 02108.
(4)	As reported in Schedule 13G filed February 14, 2014 with the Securities and Exchange Commission by FMR LLC. FMR LLC has sole voting power over 34,077,083 shares and sole dispositive power over 34,140,283 shares. The address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(5)	As reported in Schedule 13G/A filed January 29, 2014 with the Securities and Exchange Commission by BlackRock, Inc. BlackRock, Inc. has sole voting power over 24,444,474 shares and sole dispositive power over 30,250,666 shares. The address for BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.
(6)	Includes 239,472 shares held in a trust, the trustees of which are Mr. Haggerty and his wife. They share investment and voting control over those shares. Also includes 10,000 shares owned by Mr. Haggerty’s son over which Mr. Haggerty has shared voting and investment control. Mr. Haggerty disclaims beneficial ownership of those shares.
(7)	Includes 17,560 shares held in a trust, the trustees of which are Mr. Miner and his wife. They share investment and voting control over those shares along with Atherton Lane Advisors.
(8)	Includes 43,692 shares held in a trust, the trustees of which are Mr. Reyes and his wife. They share investment and voting control over those shares.
(9)	Includes 98,760 shares held in a trust, the trustees of which are Mr. Strachan and his wife. They share investment and voting control over those shares.

Potential Change in Control

On December 15, 2013, LSI, Avago Technologies Limited and two subsidiaries of Avago entered into a merger agreement pursuant to which LSI would merge with a subsidiary of Avago. As a result of the merger, each outstanding share of LSI common stock, other than shares held by Avago, would be converted into the right to receive $11.15 per share. LSI’s stockholders adopted the merger agreement on April 9, 2014. Subject to certain customary closing conditions set forth in the merger agreement, LSI expects to consummate the merger in early May 2014, after which time our common stock will be delisted from the NASDAQ Global Select Market.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Persons Transaction Policy and Procedures

Our Board has adopted a written policy relating to approval of transactions with related persons. Under that policy, any transaction or series of transactions in which (a) LSI is a participant, (b) the amount involved exceeds $120,000 and (c) a director or executive officer of LSI or any person related to any such individual has or may have a material direct or indirect interest, must receive the prior approval of the Board of Directors, excluding any director who has the direct or indirect interest. For the purposes of our policy, a material direct or indirect interest is determined in accordance with the rules of the Securities and Exchange Commission concerning related-person transactions. Our policy provides that:

•	If a director or executive officer becomes aware that LSI is considering becoming a participant in a transaction in which that individual has or may have a material direct or indirect interest, then that person must advise our Corporate Secretary of the transaction.

•	Following receipt of a notification from a director or executive officer, the Board of Directors will gather as much information as possible about the proposed transaction and consider whether the proposed transaction is fair to LSI and whether there is any other reason why it may not be appropriate for LSI to enter into the transaction. The Board also may consider whether there are alternate transactions that LSI could pursue that could accomplish the same business purpose on similar terms to LSI. The person with the material interest should not be present during the consideration of the transaction unless requested by the Board of Directors.

•	The person with the material interest should not participate in the negotiation of the transaction by LSI, unless approved by that person’s supervisor or the Board of Directors.

•	In the event that a director or executive officer of LSI does not realize that a transaction is subject to our related-person transaction policy until after we have entered into the transaction, that individual must nevertheless follow the procedures set forth in the policy.

Director Independence

Our common stock is listed on The NASDAQ Stock Market. The Board has determined that, other than Mr. Talwalkar, our Chief Executive Officer, all current directors, including those who serve on the Board’s Audit, Compensation and Nominating and Corporate Governance Committees, are “independent directors” for purposes of Listing Rule 5605(a)(2) of The NASDAQ Stock Market, and that the members of the Audit Committee are also “independent” for purposes of Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The Board used the criteria set out in Listing Rule 5605(a)(2) and the related interpretive material and Rule 10A-3(b)(1) in making these determinations.

The Board based its determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and compensation history, affiliations and family and other relationships and on discussions with the directors. The Board also reviewed the relationships between LSI and companies with which our directors are affiliated. None of the relationships considered were outside of the criteria referred to in the preceding paragraph. Because of the importance of the company’s relationship with Seagate Technology, the Board did specifically consider the fact that Gregorio Reyes, the Chairman of the Board, is also a director of Seagate.

Item 14.	Principal Accounting Fees and Services

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited our 2013 and 2012 consolidated financial statements. The following table presents the fees billed by PricewaterhouseCoopers to LSI for services rendered in 2013 and 2012.

Nature of Services	2013	2012
	(In thousands)($)	(In thousands)($)
Audit Fees	2,528	2,396
Audit-Related Fees(1)	21	—
Tax Fees(2)	888	895
All Other Fees(3)	5	9

Total Fees Billed	3,442	3,300

(1)	“Audit-Related Fees” for 2013 represent fees charged for assistance with due diligence related to the proposed acquisition of the company by Avago Technologies.
(2)	“Tax Fees” represent fees charged for tax advice, tax compliance, domestic and international tax planning and global tax audit defense.
(2)	“All Other Fees” include charges for access to an accounting research tool provided by PricewaterhouseCoopers.

Under its charter, the Audit Committee must pre-approve all engagements of the independent auditors unless an exception to such pre-approval requirement exists under applicable law. Each year, the committee approves the retention of the independent auditors to audit our financial statements, including proposed fees, before the filing of the preceding year’s annual report on Form 10-K. At the beginning of the year, the committee evaluates other known potential engagements of the independent auditors, including the scope of the work proposed to be performed and the proposed fees, and approves or rejects each engagement, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditors’ independence from management. Quarterly, the committee receives updates on the services actually provided by the independent auditors, and management may present additional services for approval. Typically, these are services that would not have been known at the beginning of the year, such as due diligence for an acquisition.

Under the committee’s charter, the Chairperson of the committee has the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings. This might occur, for example, if we were to propose to execute a financing transaction on an accelerated schedule. If the Chairperson approves any engagements under this authority, he or she will report that approval to the full committee at the next committee meeting. In 2013 and 2012, all engagements of our independent auditors were approved in accordance with our pre-approval requirements.

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

Dated: April 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ ABHIJIT Y. TALWALKAR Abhijit Y. Talwalkar	President and Chief Executive Officer (Principal Executive Officer) and Director	April 24, 2014

	/S/ BRYON LOOK Bryon Look	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	April 24, 2014

	* Charles A. Haggerty	Director	April 24, 2014

	* Richard S. Hill	Director	April 24, 2014

	* John H.F. Miner	Director	April 24, 2014

	* Arun Netravali	Director	April 24, 2014

	* Charles C. Pope	Director	April 24, 2014

	* Michael G. Strachan	Director	April 24, 2014

	* Gregorio Reyes	Director	April 24, 2014

	* Susan Whitney	Director	April 24, 2014

*By:	/S/ BRYON LOOK
Bryon Look Attorney-in-fact April 24, 2014

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 15, 2013, by and among LSI Corporation, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing Inc. and Leopold Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 17, 2013.+

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 16, 2009.

3.2	By-laws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 14, 2011.

4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on March 2, 2009.

10.1	Form of Indemnification Agreement. Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2008.*

10.2.1	LSI Corporation Severance Policy for Executive Officers Non-Change-in-Control Program. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2011.*

10.2.2	LSI Corporation Severance Policy for Executive Officers Change-in-Control Program. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2011.*

10.3.1	1991 Equity Incentive Plan. Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 (No. 333-96543) filed on July 16, 2002.*

10.3.2	1991 Equity Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*

10.3.3	1991 Equity Incentive Plan Form of Notice of Grant of Stock Options and Option Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 12, 2004.*

10.4.1	1995 Director Option Plan. Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (No. 333-106205) filed on June 17, 2003.*

10.4.2	Form of Annual Director Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.3 to our Current Report on Form 8-K filed on April 7, 2005.*

10.4.3	Form of Notice of Grant of Stock Options and Option Agreement under 1995 Director Option Plan. Incorporated by reference to Exhibit 1.4 to our Current Report on Form 8-K filed on April 7, 2005.*

10.5	1999 Nonstatutory Stock Option Plan. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (No. 333-96549) filed on July 16, 2002.*

10.6.1	2003 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6.1 to our Annual Report on Form 10-K filed on February 26, 2013.*

10.6.2	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option for Employees. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.3	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Employees.* @

10.6.4	2003 Equity Incentive Plan Form of Notice of Grant of Stock Option for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.5	2003 Equity Incentive Plan Form of Nonqualified Stock Option Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.6	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units for Employees. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.7	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Employees.* @

10.6.8	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units for Non-Employee Directors. Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.9	2003 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on May 14, 2012.*

10.6.10	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and adjusted operating income performance tests). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2010.*

10.6.11	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Revenue and adjusted operating income performance tests — 2012). Incorporated by reference to Exhibit 10.6.8 to our Annual Report on Form 10-K filed on February 29, 2012.*

10.6.12	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Adjusted operating income and revenue performance tests — 2013). Incorporated by reference to Exhibit 10.6.12 to our Annual Report on Form 10-K filed on February 26, 2013.*

10.6.13	2003 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units (Adjusted operating income and revenue performance tests — 2014).* @

10.7.1	Agere Systems Inc. 2001 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Agere’s Quarterly Report on Form 10-Q filed on May 5, 2006.*

10.7.2	Agere Systems Inc. 2001 Long Term Incentive Plan Form of Nonstatutory Stock Option Agreement. Incorporated by reference to Exhibit 10.8 to Agere’s Registration Statement on Form S-1/A, File No. 333-51594, filed on February 7, 2001.*

10.8	LSI Corporation Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2009.*

10.9	Policy on Recoupment of Incentive Compensation. Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on February 26, 2010.*

10.10	Agere Systems Inc. Supplemental Pension Plan. Incorporated by reference to Exhibit 10.10 to Agere’s Registration Statement on Form S-1, File No. 333-51594, filed on February 7, 2001.*

10.11	LSI Corporation Deferred Compensation Plan.* @

10.12	LSI Corporation Deferred Compensation Plan Adoption Agreement.* @

21	List of Subsidiaries. @

23	Consent of Independent Registered Public Accounting Firm. @

24	Power of Attorney. @

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.** @

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.** @

101.INS	XBRL instance document @

101.SCH	XBRL taxonomy extension schema document @

101.CAL	XBRL taxonomy extension calculation linkbase document @

101.DEF	XBRL taxonomy extension definition linkbase document @

101.LAB	XBRL taxonomy extension label linkbase document @

101.PRE	XBRL taxonomy extension presentation linkbase document @

*	Denotes management contract or compensatory plan or arrangement.
+	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to the Agreement and Plan of Merger have been omitted. LSI hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, any or all omitted exhibits or schedules.
**	Furnished, not filed.
@	Previously filed.

Note: The Securities and Exchange Commission file number for Agere Systems Inc. is 001-16397.