Form 10-Q
period 2014-03-30
LSI CORP
filed 2014-05-01
CIK 703360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2014

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

As of April 24, 2014, there were 565,370,911 shares of the registrant’s Common Stock, $.01 par value, outstanding.

LSI CORPORATION

FORM 10-Q

For the Quarter Ended March 30, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar words are intended to identify forward-looking statements. Although we believe our expectations are based on reasonable assumptions, our actual results could differ materially from those projected in the forward-looking statements. Factors which could cause actual results to differ materially from those projected or contemplated in any such forward-looking statements include, but are not limited to, the following factors: (1) the risk that the conditions to the proposed transactions contemplated by the Agreement and Plan of Merger, by and among us, Avago Technologies Limited, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., and Leopold Merger Sub, Inc., pursuant to which, subject to certain conditions, Leopold Merger Sub will merge with and into us, are not satisfied; (2) litigation relating to the merger; (3) uncertainties as to the timing of the consummation of the merger and the ability of each of us and Avago to consummate the merger; (4) risks that the proposed transaction disrupts our current plans and operations; (5) our ability to retain and hire key personnel; (6) competitive responses to the proposed merger; (7) unexpected costs, charges or expenses resulting from the merger; (8) the failure by Avago to obtain the necessary debt financing arrangements set forth in the commitment letters received in connection with the signing of the merger agreement; (9) potential adverse reactions or changes to business relationships resulting from the announcement of the merger; and (10) legislative, regulatory and economic developments. The foregoing review of important factors that could cause actual events to differ from expectations should not be construed as exhaustive and should be read in conjunction with statements that are included herein, including the risk factors included in the subsection entitled “Risk Factors” under Part II, Item 1A of this Form 10-Q. We can give no assurance that the conditions to the merger will be satisfied. Except as required by applicable law, we undertake no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Except where otherwise indicated, the statements made in this report are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LSI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$642,588	$542,768
Short-term investments	240,741	267,070
Accounts receivable, less allowances of $4,349 and $6,174, respectively	251,223	270,849
Inventories	161,910	156,294
Prepaid expenses and other current assets	85,018	71,600

Total current assets	1,381,480	1,308,581
Property and equipment, net	298,582	302,288
Identified intangible assets, net	337,537	367,603
Goodwill	255,005	255,005
Other assets	126,873	128,228

Total assets	$2,399,477	$2,361,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$173,614	$174,213
Accrued salaries, wages and benefits	111,686	135,530
Other accrued liabilities	168,657	173,238

Total current liabilities	453,957	482,981
Pension and post-retirement benefit obligations	324,037	337,063
Income taxes payable	63,740	72,245
Other non-current liabilities	33,298	33,694

Total liabilities	875,032	925,983

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 1,300,000 shares authorized; 564,011 and 552,409 shares outstanding, respectively	5,640	5,524
Additional paid-in capital	5,620,767	5,570,478
Accumulated deficit	(3,715,705)	(3,748,938)
Accumulated other comprehensive loss	(386,257)	(391,342)

Total stockholders’ equity	1,524,445	1,435,722

Total liabilities and stockholders’ equity	$2,399,477	$2,361,705

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Revenues	$569,066	$568,636
Cost of revenues	277,941	279,132

Gross profit	291,125	289,504
Research and development	174,113	171,305
Selling, general and administrative	76,168	89,495
Restructuring of operations and other items, net	15,473	20,452

Income from operations	25,371	8,252
Interest income and other, net	2,669	7,880

Income before income taxes	28,040	16,132
Benefit from income taxes	(5,193)	(2,300)

Net income	$33,233	$18,432

Net income per share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03
Shares used in computing per share amounts:
Basic	558,490	550,227
Diluted	588,455	567,092

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net income	$33,233	$18,432
Other comprehensive income before tax:
Foreign currency translation adjustments	1,275	(342)
Available-for-sale securities:
Unrealized gain	556	1,980
Reclassification of net realized (gain)/loss to net income	(128)	17
Derivative financial instruments:
Unrealized loss	(30)	(32)
Reclassification of net realized loss/(gain) to net income	562	(162)
Amortization of net actuarial loss, prior service cost and transition asset on benefit plans	3,193	5,044

Other comprehensive income before tax	5,428	6,505
Income tax expense on net unrealized gain on investments and derivatives	343	740

Other comprehensive income, net of tax	5,085	5,765

Comprehensive income	$38,318	$24,197

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Operating activities:
Net income	$33,233	$18,432
Adjustments:
Depreciation and amortization	45,929	44,285
Stock-based compensation expense	20,985	25,546
Non-cash restructuring of operations and other items, net	434	6,596
Gain on sale of property and equipment	—	(4)
Unrealized foreign exchange loss	494	589
Deferred taxes	(51)	(26)
Changes in assets and liabilities:
Accounts receivable, net	19,626	40,652
Inventories	(5,616)	25,123
Prepaid expenses and other assets	(32,903)	(7,955)
Accounts payable	7,936	(33,054)
Accrued and other liabilities	(47,054)	(57,354)

Net cash provided by operating activities	43,013	62,830

Investing activities:
Purchases of debt securities available-for-sale	(26)	(53,345)
Proceeds from maturities and sales of debt securities available-for-sale	25,601	24,117
Purchases of other investments	(232)	(750)
Purchases of property and equipment	(20,527)	(25,075)
Proceeds from sale of property and equipment	12	27

Net cash provided by/(used in) investing activities	4,828	(55,026)

Financing activities:
Issuances of common stock	51,965	8,165
Purchases of common stock under repurchase programs	—	(60,765)

Net cash provided by/(used in) financing activities	51,965	(52,600)

Effect of exchange rate changes on cash and cash equivalents	14	(1,507)

Net change in cash and cash equivalents	99,820	(46,303)

Cash and cash equivalents at beginning of period	542,768	471,528

Cash and cash equivalents at end of period	$642,588	$425,225

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LSI CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

For financial reporting purposes, LSI Corporation (“LSI” or the “Company”) reports on a 13- or 14-week quarter with the year ending December 31. The first quarters of 2014 and 2013 consisted of 13 weeks each and ended on March 30, 2014 and March 31, 2013, respectively. The results of operations for the quarter ended March 30, 2014 are not necessarily indicative of the results to be expected for the full year.

On December 15, 2013, the Company entered into a definitive agreement with Avago Technologies Limited (“Avago”) and certain of its subsidiaries under which Avago will acquire LSI for $11.15 per share in an all-cash transaction valued at approximately $6.6 billion. On April 9, 2014, the Company’s stockholders adopted the merger agreement. The merger is expected to close in early May 2014, subject to satisfaction of customary closing conditions.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods presented. While the Company believes that the disclosures are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board issued additional guidance regarding the presentation of unrecognized tax benefits. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available. This guidance is effective for fiscal years and interim periods beginning after December 15, 2013. The Company adopted this guidance in the first quarter of 2014. The adoption did not impact the Company’s financial position.

Note 2 — Stock-Based Compensation

Stock-based compensation expense, net of estimated forfeitures, related to the Company’s stock options, Employee Stock Purchase Plan (“ESPP”) and restricted stock units (“RSUs”) by expense category was as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Cost of revenues	$2,458	$2,875
Research and development	10,295	12,409
Selling, general and administrative	8,232	10,262

Total stock-based compensation expense	$20,985	$25,546

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

Stock Options

The fair value of each option grant is estimated as of the date of grant using a reduced-form calibrated binomial lattice model (“lattice model”). The following table summarizes the weighted-average assumptions that the Company applied in the lattice model:

	Three Months Ended
	March 30, 2014	March 31, 2013
Estimated grant date fair value per share	$2.87	$2.33
Expected life (years)	4.45	4.38
Risk-free interest rate	1%	1%
Volatility	34%	49%

The following table summarizes changes in stock options outstanding:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 31, 2013	43,948	$5.87
Granted	3,360	$11.09
Exercised	(7,801)	$6.66
Canceled	(228)	$6.72

Options outstanding at March 30, 2014	39,279	$6.16	3.93	$193,014

Options exercisable at March 30, 2014	25,110	$5.28	2.92	$145,388

As of March 30, 2014, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $32.6 million, which is expected to be recognized over the next 2.4 years on a weighted-average basis.

Restricted Stock Units

The cost of service-based and performance-based RSUs is determined using the fair value of the Company’s common stock on the date of grant. For performance-based RSU expense, the Company also considers the probability that those RSUs will vest.

Service-based:

The vesting of service-based RSUs requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in service-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested service-based RSUs outstanding at December 31, 2013	19,543	$7.07
Granted	5,163	$11.09
Vested	(5,508)	$6.89
Forfeited	(464)	$7.24

Unvested service-based RSUs outstanding at March 30, 2014	18,734	$8.22

As of March 30, 2014, the total unrecognized compensation expense related to service-based RSUs, net of estimated forfeitures, was $136.1 million, which will be recognized over the next 2.8 years on a weighted-average basis.

Performance-based:

The vesting of performance-based RSUs is contingent upon the Company meeting specified performance criteria and requires that the employees remain employed by the Company for a specified period of time.

The following table summarizes changes in performance-based RSUs outstanding:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Unvested performance-based RSUs outstanding at December 31, 2013	3,516	$7.10
Granted	1,188	$11.09
Vested	—	$—
Forfeited	—	$—

Unvested performance-based RSUs outstanding at March 30, 2014	4,704	$8.11

As of March 30, 2014, the total unrecognized compensation expense related to performance-based RSUs, net of estimated forfeitures, was $25.2 million, and if the performance conditions are fully met, that amount will be recognized over the next 1.5 years on a weighted-average basis.

Employee Stock Purchase Plan

Compensation expense for the ESPP is calculated using the fair value of the employees’ purchase rights computed under the Black-Scholes model. Under the ESPP, rights to purchase shares are granted during the second and fourth quarters of each year. No shares related to the ESPP were issued during the three months ended March 30, 2014 or March 31, 2013.

The ESPP was terminated in April 2014, pursuant to the merger agreement relating to the Company’s acquisition by Avago.

Note 3 — Stockholders’ Equity

On August 1, 2012, the Company’s board of directors authorized a stock repurchase program of up to $500.0 million of its common stock. As of March 30, 2014, $315.1 million remained available for repurchases under this program. During the three months ended March 31, 2013, the Company repurchased 8.6 million shares for $60.8 million. Repurchased shares are retired immediately and are recorded as reductions in common stock and additional paid-in capital.

Pursuant to the merger agreement entered into with Avago in December 2013, the Company discontinued share repurchases and its quarterly dividend.

Note 4 — Restructuring of Operations and Other Items

Restructuring

The following table summarizes items included in restructuring expense:

	Three Months Ended
	March 30, 2014		March 31, 2013
	(In thousands)
Leases	$4,071	(a)	$1,768	(a)
Employee severance and benefits	399		4,386

Total	$4,470		$6,154

(a)	Includes lease obligation costs and related changes in estimates, changes in time value and other ongoing expenditures.

The following table summarizes the significant activities within, and components of, the Company’s restructuring obligations:

	Leases		Employee Severance and Benefits		Total
			(In thousands)
Balance at December 31, 2013	$4,029		$12,775		$16,804
Expense	4,071		399		4,470
Utilized	(3,903	)(a)	(7,949	)(a)	(11,852)

Balance at March 30, 2014	$4,197	(b)	$5,225	(b)	$9,422

(a)	Represents cash payments.
(b)	The balance remaining for the lease obligations is expected to be paid during the remaining terms of the leases, which extend through the first quarter of 2015. The majority of the balance remaining for employee severance and benefits is expected to be paid by the second quarter of 2014.

Other Items

The Company recorded net charges of $11.0 million during the three months ended March 30, 2014 primarily for legal and other transaction costs related to the merger with Avago. The Company recorded net charges of $14.3 million during the three months ended March 31, 2013 primarily for litigation settlements.

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

The following table summarizes the components of the net periodic benefit cost/(credit):

	Three Months Ended
	March 30, 2014		March 31, 2013
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In thousands)
Service cost	$99	$—	$123	$25
Interest cost	15,613	625	14,270	600
Expected return on plan assets	(17,826)	(950)	(16,581)	(875)
Net actuarial loss, prior service cost and transition asset amortization	3,168	25	4,669	375

Total benefit cost/(credit)	$1,054	$(300)	$2,481	$125

During the three months ended March 30, 2014, the Company contributed $11.0 million to its pension plans. The Company expects to contribute an additional $64.9 million to its pension plans during the remainder of 2014. The Company does not expect to contribute to its post-retirement benefit plan in 2014.

Note 6 — Cash Equivalents and Investments

The following tables summarize the Company’s cash equivalents and investments measured at fair value:

	Fair Value Measurements as of March 30, 2014
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$541,663	(a)	$—		$541,663
Short-term investments:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$132,122	(b)	$132,122
Non-agency securities	—		570	(b)	570
Government and agency securities	35,534	(a)	48,470	(b)	84,004
Corporate debt securities	—		15,050	(b)	15,050
Commercial paper	—		8,995	(b)	8,995

Total available-for-sale debt securities	$35,534		$205,207		$240,741

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$3,051	(c)	$—		$3,051

	Fair Value Measurements as of December 31, 2013
	Level 1		Level 2		Total
	(In thousands)
Cash equivalents:
Money-market funds	$444,480	(a)	$—		$444,480
Short-term investments:
Asset-backed and mortgage-backed securities:
Agency securities	$—		$142,756	(b)	$142,756
Non-agency securities	—		607	(b)	607
Government and agency securities	35,521	(a)	58,875	(b)	94,396
Corporate debt securities	—		15,490	(b)	15,490
Commercial paper	—		13,821	(b)	13,821

Total available-for-sale debt securities	$35,521		$231,549		$267,070

Long-term investments in equity securities:
Marketable available-for-sale equity securities	$2,921	(c)	$—		$2,921

(a)	The fair value of money-market funds is determined using unadjusted prices in active markets. Level 1 government and agency securities consist of U.S. government and agency securities, and their fair value is determined using quoted prices in active markets.
(b)	These investments are traded less frequently than Level 1 securities and are valued using inputs that include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that are observable at commonly quoted intervals.
(c)	The fair value of marketable equity securities is determined using quoted prices in active markets. These amounts are included in non-current other assets.

As of March 30, 2014 and December 31, 2013, the aggregate carrying value of the Company’s non-marketable securities was $44.5 million and $44.3 million, respectively, which are included in non-current other assets.

The following tables summarize the Company’s available-for-sale securities:

	March 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$130,434	$4,097	$(1,839)	$132,692
Government and agency securities	83,858	306	(160)	84,004
Corporate debt securities	14,991	82	(23)	15,050
Commercial paper	8,995	—	—	8,995

Total short-term debt securities	$238,278	$4,485	$(2,022)	$240,741

Long-term marketable equity securities	$669	$2,382	$—	$3,051

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Short-term debt securities:
Asset-backed and mortgage-backed securities	$141,263	$4,329	$(2,229)	$143,363
Government and agency securities	94,245	352	(201)	94,396
Corporate debt securities	15,447	85	(42)	15,490
Commercial paper	13,821	—	—	13,821

Total short-term debt securities	$264,776	$4,766	$(2,472)	$267,070

Long-term marketable equity securities	$669	$2,252	$—	$2,921

As of March 30, 2014, there were 188 investments in an unrealized loss position. The following tables summarize the gross unrealized losses and fair values of the Company’s short-term investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category:

	March 30, 2014
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$54,072	$(1,340)	$17,484	$(499)
Government and agency securities	18,507	(160)	—	—
Corporate debt securities	2,983	(23)	—	—

Total	$75,562	$(1,523)	$17,484	$(499)

	December 31, 2013
	Less than 12 Months		Greater than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Asset-backed and mortgage-backed securities	$63,788	$(1,856)	$11,668	$(373)
Government and agency securities	27,053	(201)	—	—
Corporate debt securities	6,126	(42)	—	—

Total	$96,967	$(2,099)	$11,668	$(373)

Net realized losses on sales of available-for-sale securities were not material for the three months ended March 30, 2014 or March 31, 2013.

Contractual maturities of available-for-sale debt securities as of March 30, 2014 were as follows (in thousands):

Due within one year	$30,657
Due in 1-5 years	80,503
Due in 5-10 years	7,725
Due after 10 years	121,856

Total	$240,741

The maturities of asset-backed and mortgage-backed securities were determined based on contractual principal maturities assuming no prepayments.

Note 7 — Supplemental Financial Information

Inventories

	March 30, 2014	December 31, 2013
	(In thousands)
Raw materials	$69	$66
Work-in-process	32,213	23,940
Finished goods	129,628	132,288

Total inventories	$161,910	$156,294

Accumulated Other Comprehensive Loss

The following table presents the components of, and changes in, accumulated other comprehensive loss, net of taxes:

	Balance at December 31, 2013	Net Current Period Other Comprehensive Income (a)	Balance at March 30, 2014
	(In thousands)
Foreign currency translation adjustments	$34,527	$1,275	$35,802
Net unrealized gain on investments	2,797	275	3,072
Net unrealized loss on derivatives	(573)	342	(231)
Benefit plans	(428,093)	3,193	(424,900)

Total accumulated other comprehensive loss	$(391,342)	$5,085	$(386,257)

(a)	The reclassified components of defined benefit pension and post-retirement plans were included in the computation of net periodic benefit cost/(credit) (see Note 5). All other reclassified amounts were insignificant for the period presented.

Reconciliation of Basic and Diluted Shares

The following table provides a reconciliation of basic and diluted shares:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Basic shares	558,490	550,227
Dilutive effect of stock options, employee stock purchase rights and RSUs	29,965	16,865

Diluted shares	588,455	567,092

The weighted-average common share equivalents that were excluded from the computation of diluted shares because their inclusion would have had an anti-dilutive effect on net income per share were as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Anti-dilutive securities:
Stock options	1,186	29,420
RSUs	—	1,632

Note 8 — Derivative Instruments

The Company has foreign subsidiaries that operate and sell the Company’s products in various markets around the world. As a result, the Company is exposed to changes in foreign-currency exchange rates. The Company utilizes forward contracts to manage its exposure associated with net assets and liabilities denominated in non-functional currencies and to reduce the volatility of earnings and cash flows related to forecasted foreign-currency transactions. The Company does not hold derivative financial instruments for speculative or trading purposes. As of March 30, 2014 and December 31, 2013, the total fair value of derivative assets and liabilities was immaterial.

Cash-Flow Hedges

The Company enters into forward contracts that are designated as foreign-currency cash-flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. These forward contracts generally mature within twelve months. As of March 30, 2014 and December 31, 2013, the total notional value of outstanding forward contracts, designated as foreign-currency cash-flow hedges, was $21.9 million and $42.7 million, respectively.

Other Foreign-Currency Derivatives

The Company enters into foreign-exchange forward contracts that are used to manage currency risk for certain assets or liabilities denominated in non-functional currencies and that do not qualify for hedge accounting. These forward contracts generally mature within three months. Changes in the fair value of these forward contracts are recorded immediately in earnings. As of March 30, 2014 and December 31, 2013, the total notional value of these outstanding forward contracts was $54.0 million and $56.0 million, respectively. For the three months ended March 30, 2014 and March 31, 2013, the Company recognized a gain of $0.1 million and a loss of $1.2 million on other foreign-currency derivatives, respectively. These amounts are included in interest income and other, net and were substantially offset by the loss and gain on the underlying foreign-currency-denominated assets or liabilities.

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

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
North America*	$148,343	$146,650
Asia	353,710	373,933
Europe and the Middle East	67,013	48,053

Total	$569,066	$568,636

*	Primarily the United States.

Information about Product Groups

The following table presents the Company’s revenues by product groups:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Storage products	$446,829	$437,901
Networking products	84,039	92,603
Other	38,198	38,132

Total	$569,066	$568,636

Note 10 — Income Taxes

The Company recorded income tax benefits of $5.2 million and $2.3 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

The income tax benefit for the three months ended March 30, 2014 included a reversal of $11.2 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.7 million and interest and penalties of $5.5 million, as a result of the expiration of statutes of limitations in multiple jurisdictions and the settlement of an audit.

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

As of March 30, 2014, the Company had $185.8 million of unrecognized tax benefits for which the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations, the possible conclusion of ongoing tax audits in various jurisdictions around the world or other negotiations with tax authorities. If those events occur within the next 12 months, the Company estimates that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $17.1 million.

Note 11 — Related Party Transactions

A member of the Company’s board of directors is also a member of the board of directors of Seagate Technology (“Seagate”). The Company sells semiconductors used in storage product applications to Seagate for prices comparable to those charged to an unrelated third party. Sales to Seagate were $121.6 million and $153.7 million for the three months ended March 30, 2014 and March 31, 2013, respectively. The Company had accounts receivable from Seagate of $64.2 million and $77.7 million as of March 30, 2014 and December 31, 2013, respectively.

The Company has an equity interest in a joint venture, Silicon Manufacturing Partners Pte Ltd. (“SMP”), with GLOBALFOUNDRIES, a manufacturing foundry for integrated circuits. SMP operates an integrated circuit manufacturing facility in Singapore. The Company accounts for its ownership position under the equity method of accounting. The Company purchased $12.4 million and $9.4 million of inventory from SMP during the three months ended March 30, 2014 and March 31, 2013, respectively. As of March 30, 2014 and December 31, 2013, the amounts payable to SMP were $11.6 million and $8.6 million, respectively.

Note 12 — Commitments, Contingencies and Legal Matters

Purchase Commitments

The Company maintains purchase commitments with certain suppliers, primarily for raw materials and manufacturing services and for some non-production items. Purchase commitments for inventory materials are generally restricted to a forecasted time horizon as mutually agreed upon between the parties. This forecasted time horizon can vary for different suppliers. As of March 30, 2014, the Company had purchase commitments of $376.1 million, which are due through 2018.

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

Guarantees

Product Warranties:

The following table sets forth a summary of changes in product warranties (in thousands):

Balance as of December 31, 2013	$8,550
Accruals for warranties issued during the period	—
Adjustments to pre-existing accruals (including changes in estimates)	(363)
Settlements made during the period (in cash or in kind)	—

Balance as of March 30, 2014	$8,187

Standby Letters of Credit:

The Company had outstanding obligations relating to standby letters of credit of $6.1 million and $4.0 million, respectively, as of March 30, 2014 and December 31, 2013. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, the Company must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

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

On December 15, 2013, we entered into a definitive agreement with Avago and certain of its subsidiaries under which Avago will acquire LSI for $11.15 per share in an all-cash transaction valued at approximately $6.6 billion. On April 9, 2014, our stockholders adopted the merger agreement. The merger is expected to close in early May 2014, subject to satisfaction of customary closing conditions.

Sixteen purported class action complaints have been filed by alleged stockholders of LSI against us, our individual directors, and, in fifteen of the cases, against Avago. These actions generally allege that the members of our board of directors breached their fiduciary duties in connection with the merger because the merger was not in the best interest of the company, the merger consideration is unfair, and certain other terms of the merger agreement are unfair. Among other remedies, the lawsuits seek to enjoin the merger, or in the event that an injunction is not entered and the merger closes, to rescind the merger or obtain unspecified money damages, costs and attorneys’ fees. After arm’s-length negotiations, on March 7, 2014, the parties, through their respective counsel, reached a settlement, which was filed with the state court in Delaware on April 15, 2014. A hearing to approve the settlement is currently scheduled for June 10, 2014. We do not expect the settlement, if approved, to have a material impact on our results of operations.

Our results of operations were as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013	Change
	(Dollars in millions, except per share amounts)
Revenues	$569.1	$568.6	$0.5
Gross profit margin as a percentage of revenues	51.2%	50.9%	0.3%
Net income	$33.2	$18.4	$14.8
Net income per diluted share	$0.06	$0.03	$0.03

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

Our board of directors authorized a stock repurchase program of up to $500.0 million on August 1, 2012. Pursuant to the merger agreement entered into with Avago in December 2013, we discontinued share repurchases and our quarterly dividend. We ended the first quarter of 2014 with cash and cash equivalents, together with short-term investments, of $883.3 million, compared to $809.8 million at the end of 2013.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change	% Change
	(Dollars in millions)
Revenues	$569.1	$568.6	$0.5	0.1%

Revenues were essentially flat as increased sales from the ramping of PCIe flash memory-based storage products and increased unit sales of semiconductors used in hard disk drives in the first quarter of 2014 were partially offset by lower unit sales of semiconductors used in our older networking products and lower unit sales of flash controllers.

Significant Customers:

The following table provides information about sales to Seagate, which was our only customer that accounted for 10% or more of our revenues in each of the three months ended March 30, 2014 and March 31, 2013:

	Three Months Ended
	March 30, 2014	March 31, 2013
Percentage of revenues	21%	27%

Revenues by Geography:

The following table summarizes our revenues by geography based on the ordering location of the customer. Because we sell our products primarily to other sellers of technology products and not to end users, the information in the table below may not accurately reflect geographic end-user demand for our products.

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change	% Change
	(Dollars in millions)
North America*	$148.4	$146.6	$1.8	1.2%
Asia	353.7	373.9	(20.2)	(5.4)%
Europe and the Middle East	67.0	48.1	18.9	39.3%

Total	$569.1	$568.6	$0.5	0.1%

*	Primarily the United States.

The increase in revenues in North America was primarily attributable to increased sales from the ramping of PCIe flash memory-based storage products. The decrease in revenues in Asia was primarily attributable to lower unit sales of flash controllers and lower unit sales of semiconductors used in our older networking products, offset in part by increased unit sales of semiconductors used in hard disk drives. The increase in revenues in Europe and the Middle East was primarily due to higher unit sales of flash controllers.

Revenues by Product Groups:

The following table presents our revenues by product groups:

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change	% Change
	(Dollars in millions)
Storage products	$446.8	$437.9	$8.9	2.0%
Networking products	84.1	92.6	(8.5)	(9.2)%
Other	38.2	38.1	0.1	0.3%

Total	$569.1	$568.6	$0.5	0.1%

The increase in revenues from storage products was attributable to increased unit sales from the ramping of PCIe flash memory-based storage products and increased unit sales of semiconductors used in hard disk drives in the first quarter of 2014. The increase was partially offset by lower unit sales of flash controllers.

The decrease in revenues from networking products was primarily the result of lower unit sales of semiconductors used in our older networking products.

Other revenues consist primarily of fees from the licensing of our intellectual property.

Gross Profit Margin

	Three Months Ended
	Dollar Amount		Percentage of Revenues
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(Dollars in millions)
Gross profit margin	$291.1	$289.5	51.2%	50.9%

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

The 0.3% increase in gross profit margin as a percentage of revenues was primarily attributable to lower commodity costs used in manufacturing our products, offset in part by increased revenues from lower margin products.

Research and Development

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change	% Change
	(Dollars in millions)
Research and development	$174.1	$171.3	$2.8	1.6%
Percentage of revenues	30.6%	30.1%

The increase in R&D expense was primarily attributable to higher depreciation and licensing fees to support product development efforts.

Selling, General and Administrative

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$76.2	$89.5	$(13.3)	(14.9)%
Percentage of revenues	13.4%	15.7%

The decrease in SG&A expense was primarily attributable to decreases in general and administrative expenses as a result of our continuing focus on control of expenses.

Restructuring of Operations and Other Items, net

Restructuring:

The following table summarizes items included in restructuring expenses:

	Three Months Ended
	March 30, 2014		March 31, 2013
	(In millions)
Leases	$4.1	(a)	$1.8	(a)
Employee severance and benefits	0.4		4.4

Total	$4.5		$6.2

(a)	Includes lease obligation costs and related changes in estimates, changes in time value and other ongoing expenditures.

Other Items:

We recorded net charges of $11.0 million during the three months ended March 30, 2014 primarily for legal and other transaction costs related to the merger with Avago. We recorded net charges of $14.3 million during the three months ended March 31, 2013 primarily for litigation settlements.

Interest Income and Other, net

The following table summarizes components of interest income and other, net:

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change	% Change
	(Dollars in millions)
Interest income	$1.5	$0.3	$1.2	400.0%
Other income, net	1.2	7.6	(6.4)	(84.2)%

Total	$2.7	$7.9	$(5.2)	(65.8)%

The increase in interest income primarily resulted from higher interest rates on investments in the first quarter of 2014 as compared to the first quarter of 2013.

Other income, net for the three months ended March 31, 2013 primarily included $6.1 million of insurance proceeds we received for covered losses related to the 2011 Thailand flooding.

Income Taxes

We recorded income tax benefits of $5.2 million and $2.3 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

The income tax benefit for the three months ended March 30, 2014 included a reversal of $11.2 million of liabilities for uncertain tax positions, which included previously unrecognized tax benefits of $5.7 million and interest and penalties of $5.5 million, as a result of the expiration of statutes of limitations in multiple jurisdictions and the settlement of an audit.

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

Cash, cash equivalents and short-term investments increased to $883.3 million as of March 30, 2014 from $809.8 million as of December 31, 2013. The increase was mainly due to cash inflows generated from operating and financing activities, offset in part by purchases of property and equipment as described below.

Working Capital

Working capital increased by $101.9 million to $927.5 million as of March 30, 2014 from $825.6 million as of December 31, 2013. The increase was primarily attributable to the following:

•	Cash, cash equivalents and short-term investments increased by $73.5 million primarily due to net cash provided by operating activities of $43.0 million and proceeds from issuances of common stock of $52.0 million, offset in part by $20.5 million used for purchases of property and equipment;

•	Accrued salaries, wages and benefits decreased by $23.8 million primarily due to the timing of payments for salaries, benefits and performance-based compensation;

•	Prepaid expenses and other current assets increased by $13.4 million primarily as a result of the timing of certain prepayments and other receivables;

•	Inventories increased by $5.6 million as a result of increased inventory purchases to support expected demand in the second quarter of 2014; and

•	Other accrued liabilities decreased by $4.6 million primarily due to the utilization of restructuring reserves.

These increases in working capital were offset in part by a decrease in accounts receivable of $19.6 million primarily as a result of lower shipments toward the end of the first quarter of 2014 as compared to the fourth quarter of 2013.

Working capital decreased by $18.6 million to $691.3 million as of March 31, 2013 from $709.9 million as of December 31, 2012. The decrease was attributable to the following:

•	Accounts receivable decreased by $40.9 million primarily as a result of decreased revenues in the first quarter of 2013 as compared to the fourth quarter of 2012;

•	Inventories decreased by $25.3 million, which primarily reflects our continued proactive management of inventory levels;

•	Cash, cash equivalents and short-term investments decreased by $17.5 million primarily due to $60.8 million used to repurchase our common stock; $30.0 million used for purchases of investments, net of proceeds from maturities and sales; and $25.0 million used for purchases of property and equipment, net of proceeds from sales, offset in part by net cash provided by operating activities of $62.8 million and proceeds from issuances of common stock of $8.2 million; and

•	Prepaid expenses and other current assets decreased by $10.3 million primarily as a result of decreases in prepaid software maintenance.

These decreases in working capital were offset in part by the following:

•	Accounts payable decreased by $39.4 million primarily due to a decrease in inventory purchases and the timing of invoice receipts and payments;

•	Accrued salaries, wages and benefits decreased by $24.8 million primarily as a result of the timing of payments for salaries, benefits and performance-based compensation; and

•	Other accrued liabilities decreased by $11.2 million primarily due to the utilization of restructuring reserves and decreases in tax and other accruals.

Operating Activities

During the three months ended March 30, 2014, we generated $43.0 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $58.0 million in assets and liabilities, including changes in working capital components, from December 31, 2013 to March 30, 2014, as discussed above.

During the three months ended March 31, 2013, we generated $62.8 million of cash from operating activities as a result of the following:

•	Net income adjusted for non-cash items and other non-operating adjustments, which are quantified in our statements of cash flows included in Item 1;

•	Offset in part by a net decrease of $32.6 million in assets and liabilities, including changes in working capital components, from December 31, 2012 to March 31, 2013, as discussed above.

Investing Activities

Cash provided by investing activities for the three months ended March 30, 2014 was $4.8 million. Our investing activities during the three months ended March 30, 2014 were the following:

•	Proceeds from maturities and sales of available-for-sale debt securities and other investments, net of purchases, of $25.3 million;

•	Substantially offset by purchases of property and equipment, net of proceeds from sales, totaling $20.5 million.

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

We expect capital expenditures to be approximately $55 million in 2014. We use semiconductor foundries and outside assembly and test companies to manufacture products, which enable us to have access to advanced manufacturing capacity without significant capital spending requirements.

Financing Activities

Cash provided by financing activities for the three months ended March 30, 2014 was $52.0 million, representing cash received from issuances of common stock under our employee stock plans.

Cash used in financing activities for the three months ended March 31, 2013 was $52.6 million. This amount included $60.8 million used to repurchase our common stock, offset in part by $8.2 million of cash received from issuances of common stock under our employee stock plans.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 30, 2014:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other		Total
	(In millions)
Operating lease obligations	$31.1	$25.7	$13.7	$2.5	$—		$73.0
Purchase commitments	351.2	21.9	3.0	—	—		376.1
Pension contributions	64.9	*	*	*	*		64.9
Uncertain tax positions	—	—	—	—	63.7	**	63.7

Total	$447.2	$47.6	$16.7	$2.5	$63.7		$577.7

*	We have pension plans covering certain U.S. and international employees. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of return on plan assets, the level of market interest rates, legislation changes and the amount of voluntary contributions to the plans. The amount shown in the table represents our planned contributions to our pension plans during the remainder of 2014. Because any contributions for 2015 and later will depend on the value of the plan assets in the future and thus are uncertain, we have not included any amounts for 2015 and beyond in the above table.
**	This amount represents the non-current tax payable obligation. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

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

Uncertain Tax Positions

As of March 30, 2014, we had $185.8 million of unrecognized tax benefits, for which we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the normal expiration of statutes of limitations, the possible conclusion of ongoing tax audits in various jurisdictions around the world or other negotiations with tax authorities. If those events occur within the next 12 months, we estimate that the unrecognized tax benefits, plus accrued interest and penalties, could decrease by up to $17.1 million.

Standby Letters of Credit

We had outstanding obligations relating to standby letters of credit of $6.1 million and $4.0 million, respectively, as of March 30, 2014 and December 31, 2013. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantee. The fair value of the letters of credit approximates the contract amounts. The standby letters of credit generally renew annually.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in our critical accounting estimates or significant accounting policies during the three months ended March 30, 2014 as compared to the discussion in Part II, Item 7 and in Note 2 to our financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENT

The information is included in Note 1 to our financial statements in Part I, Item 1 under the heading “Recent Accounting Pronouncement.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risk disclosures during the three months ended March 30, 2014 as compared to the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control: During the first quarter of 2014, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Set forth below are risks and uncertainties, many of which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2013, that, if they were to occur, could materially adversely affect our business or could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and other public statements we make:

•	The announcement and pendency of our agreement to be acquired by Avago may have an adverse effect on our business.

•	The failure to complete the merger with Avago may adversely affect our business.

•	We depend on a small number of customers. The loss of, or a significant reduction in revenues from, any of these customers would harm our results of operations.

•	A significant portion of our revenues is derived from the sale of products for use in hard disk drives and dynamics in that industry as well as competing technologies could have an adverse impact on our revenues.

•	We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

•	Customer orders and ordering patterns can change quickly, making it difficult for us to predict our revenues and making it possible that our actual revenues may vary materially from our expectations, which could harm our results of operations and stock price.

•	We depend on outside suppliers to manufacture, assemble, package and test our products; accordingly, any failure to secure and maintain sufficient manufacturing capacity at attractive prices or to maintain the quality of our products could harm our business and results of operations.

•	Failure to qualify our semiconductor products or our suppliers’ manufacturing lines with key customers could harm our business and results of operations.

•	We are seeking to expand our business by selling to new types of customers and may be unsuccessful in doing so, which could have a negative impact on our results of operations.

•	If we fail to keep pace with technological advances, or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our results of operations may be harmed.

•	Any defects in our products could harm our reputation, customer relationships and results of operations.

•	Our pension plans are underfunded, and may require significant future contributions, which could have an adverse impact on our business.

•	We may be subject to intellectual property infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling our products.

•	If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.

•	Volatility in the price of commodities used in the production of our products or lack of availability of these materials could negatively impact our results of operations.

•	We are exposed to legal, business, political and economic risks associated with our international operations.

•	We use indirect channels of product distribution over which we have limited control.

•	We have engaged, and may in the future engage, in acquisitions and strategic alliances, which may disrupt our business or may not be successful and could harm our business and operating results.

•	The semiconductor industry is highly cyclical, which may cause our operating results to fluctuate.

•	Our failure to attract, retain and motivate key employees could harm our business.

•	Our operations and our suppliers’ operations are subject to natural disasters and other events outside of our control that may disrupt our business and harm our operating results.

•	Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

•	Laws and regulations to which we are subject, as well as customer requirements in the area of environmental protection and social responsibility, could impose substantial costs on us and may adversely affect our business.

•	We rely on our information technology systems to run our business and any failure of these systems or any malicious intrusion into those systems could result in harm to our business, results of operations and financial condition.

•	Our blank check preferred stock and Delaware law contain provisions that may inhibit potential acquisition bids, which may harm our stock price, discourage merger offers or prevent changes in our management.

Item 6. Exhibits

See the Exhibit Index, which follows the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSI CORPORATION
(Registrant)

Date: May 1, 2014	By	/s/ Bryon Look
Bryon Look
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

101.LAB	XBRL taxonomy extension label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document